Form 10-K
period 2024-12-31
Air Transport Services Group, Inc.
filed 2025-03-03
CIK 894081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter: $619,722,308.

As of March 3, 2025, there were 65,890,477 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders, expected to be filed no later than 120 days after the close of the registrant's 2024 fiscal year, or otherwise provided by amendment to this Form 10-K, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent provided herein.

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

This Annual Report on Form 10-K (the “Form 10-K”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, contains forward-looking statements, within the meaning of the Act. Except for historical information contained in this Form 10-K, the matters discussed herein contain forward-looking statements that involve inherent risks and uncertainties. Such statements are provided under the “safe harbor” protection of the Act. Forward-looking statements are not statements of historical facts but are based on management’s current beliefs, assumptions and expectations regarding our future performance, taking into account the information currently available to management. Forward-looking statements include, but are not limited to, statements regarding anticipated operating results, prospects and levels of assets under management, technological developments, economic trends, expected transactions and similar matters. Forward-looking statements usually can be identified by the use of words such as “goal,” “objective,” “plan,” “expect,” “anticipate,” “intend,” “project,” “believe,” “estimate,” “may,” “target,” “guidance,” “forecast,” “outlook,” “could,” “will,” “continue,” “likely,” “should,” “hope,” “seek,” “would,” or other words of similar meaning. In addition, any statements that refer to projections of financial items, anticipated growth, future growth and revenues, future economic conditions and performance, plans, objectives and strategies for future operations, expectations, or other characterizations of future events or circumstances are forward-looking statements. Forward-looking statements provide our current expectations or forecasts of future events, results, circumstances or aspirations. We may also make forward-looking statements in our other documents filed or furnished with the SEC and in oral presentations. Forward-looking statements are based on assumptions and by their nature are subject to risks and uncertainties, many of which are outside of our control. Our actual results may differ materially from those set forth in our forward-looking statements. There is no assurance that any list of risks and uncertainties or risk factors is complete. Factors that could cause actual results to differ materially from those described in our forward-looking statements include, but are not limited to those discussed under the heading “Risk Factors” herein.

A number of important factors may cause the Company’s actual results to differ materially from those indicated by such forward-looking statements. These factors include, but are not limited to: (i) unplanned changes in the market demand for the Company's assets and services, including the loss of customers or a reduction in the level of services it performs for customers; (ii) the ability of the Company's operating airlines to maintain on-time service and control costs; (iii) the cost and timing with respect to which the Company is able to purchase and modify aircraft to a cargo configuration; (iv) fluctuations in the Company’s traded share price and in interest rates, which may result in mark-to-market charges on certain financial instruments; (v) the number, timing, and scheduled routes of the Company's aircraft deployments to customers; (vi) the Company's ability to remain in compliance with key agreements with customers, lenders and government agencies; (vii) unplanned cost of aircraft modification commitments and the impact of supply chain constraints both within and outside the United States, which may be more severe or persist longer than currently expected; (viii) the impact of the current competitive labor market, which could restrict its ability to fill key positions; (ix) changes in general economic or industry-specific conditions, including inflation and regulatory changes; and (x) other uncontrollable factors such as the impact of geopolitical tensions or conflicts, cybersecurity threats and human health crises. Other factors that could cause the Company’s actual results to differ materially from those indicated by such forward-looking statements are discussed under “Risk Factors” in Item 1A to this Form 10-K and are contained from time to time in the Company’s other filings with the U.S. Securities and Exchange Commission ("SEC"), including its annual reports on Form 10-K and quarterly reports on Form 10-Q.

On November 3, 2024, Air Transport Services Group, Inc. (“ATSG”) entered into an Agreement and Plan of Merger with Stonepeak Nile Parent LLC ("Parent") and Stonepeak Nile MergerCo Inc. ("MergerCo") (the “Merger”), as discussed in Note P to the condensed consolidated financial statements included with this Form 10-K. Statements regarding the Merger, including the expected time period to consummate the Merger, the anticipated benefits (including synergies) of the Merger and integration and transition plans, opportunities, anticipated future performance, expected share buyback programs and expected dividends, are also provided under the “safe harbor” protection in the Act. Key factors that could cause actual results to differ materially include, but are not limited to, the expected timing and likelihood of completion of the Merger, including the timing, receipt and terms and conditions of any required governmental and regulatory approvals of the Merger; the occurrence of any event, change or other circumstances that could give rise to the termination of the definitive agreement; the risk that the anticipated tax treatment of the Merger is not obtained; the risk that the parties may not be able to satisfy the conditions to the Merger in a timely manner or at all; risks related to disruption of management time from ongoing business operations due to the Merger; the risk that any announcements relating to the Merger could have adverse effects on the market price of ATSG's common stock; the risk that the Merger and its announcement could have an adverse effect on the parties’ business relationships and business generally, including the ability of the Company to retain customers and retain and hire key personnel and maintain relationships with their suppliers and customers, and on its operating results and businesses generally; the risk of unforeseen or unknown liabilities; customer, shareholder, regulatory and other stakeholder approvals and support; the risk of unexpected future capital expenditures; the impact of litigation relating to the Merger instituted against the Company and its directors and/or officers; the risk associated with third party contracts containing material consent, anti-assignment, transfer or other provisions that may be related to the Merger which are not waived or otherwise satisfactorily resolved; the risk of rating agency actions and the Company's ability to access short- and long-term debt markets on a timely and affordable basis; and the risks resulting from other effects of industry, market, economic, legal or legislative, political or regulatory conditions outside of the Company’s control.

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

CERTAIN DEFINED TERMS IN THIS FORM 10-K

ATSG and its subsidiaries may sometimes be referred to in this Form 10-K individually or collectively as the “Company,” “we,” “our,” or “us.” ATSG’s outstanding common stock, par value $0.01 per share, is referred to in this Form 10-K as “common stock,” “common shares,” “stock” or “shares.”

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES

2024 FORM 10-K ANNUAL REPORT

PART I

ITEM 1. BUSINESS

Company Overview

We are the world’s largest lessor of freighter aircraft and provider of air cargo transportation and related services to blue-chip companies and organizations. We own the largest fleet of Boeing 767 converted freighters, a highly attractive aircraft for e-commerce package delivery networks, and have secured additional feedstock to support future demand. We are a critical partner to our customers that are under contracts for up to 10 years, which often provides us with high visibility into our future earnings and cash flows. We provide best-in-class reliable services through our teams of dedicated professionals, who value our customers, deliver on our promises, and contribute to sustainable development. As of December 31, 2024, our total fleet comprised 167 aircraft, including 33 externally sourced aircraft, and passenger aircraft, supported by over 4,700 employees.

We primarily operate through two reportable segments: Cargo Aircraft Management, Inc. ("CAM"), which includes the leasing of aircraft and aircraft engines, and ACMI Services (aircraft, crew, maintenance and insurance), which includes the cargo and passenger aircraft flight operations of our three airlines. Our other business operations, which primarily provide support services to the transportation industry, ranging from flight and ground operations to aircraft maintenance, repair and overhaul services, do not constitute reportable segments.

For 45 years, our subsidiaries have been providing airlift, ground operations, and maintenance services to the air transportation industry.  Originally incorporated in 1980, ABX Air Inc ("ABX") was reorganized in 2007 into a holding company structure with ABX becoming a wholly-owned subsidiary of ATSG. Between 1980 and August 2003, ABX was a subsidiary of Airborne, Inc., a former publicly traded integrated delivery service provider. In August 2003, DHL Worldwide Express B.V. acquired the ground operations of Airborne, Inc., and in conjunction with the acquisition, ABX was separated from Airborne, Inc. and became an independent public company.  Thereafter, in 2007, ATSG acquired the businesses of Cargo Holdings International, Inc. which included Air Transport International, Inc. ("ATI"). In 2018, ATSG acquired Omni Air International, LLC ("OAI"). ATSG is a Delaware corporation and headquartered at the Wilmington Air Park in Wilmington, Ohio.

As described in Note P to the accompanying consolidated financial statements, on November 3, 2024, ATSG entered into an Agreement and Plan of Merger (the "Merger Agreement") with Parent and MergerCo, pursuant to which, subject to the terms and conditions thereof, MergerCo will be merged with and into ATSG, with ATSG surviving the Merger (with its subsidiaries)  as a wholly owned subsidiary of Parent upon closing of the Merger, which is anticipated to occur in the first half of 2025. ATSG's stockholders approved the Merger on February 10, 2025.  Consummation of the Merger is subject to various other approvals including approval by the U.S Department of Transportation ("DOT")  and other customary closing conditions. If the Merger is consummated, ATSG's securities will be delisted from the Nasdaq Stock Market LLC as soon as practicable following the Effective Time (as defined in Note P to the accompanying consolidated financial statements), and the Company will become a privately held company. The Company has incurred and expects to incur certain costs relating to the proposed Merger, such as financial, advisory, legal, accounting and other professional services fees.

Strategy

CAM is our primary business segment. Through CAM we acquire used medium wide-body and narrow-body passenger aircraft, manage their conversion into a freighter configuration and then lease the converted freighters to customers primarily under long-term contracts. We leverage our airline operating experience to acquire aircraft suitable for conversion and preparing these aircraft for reliable deployment.  The medium wide-body aircraft we target for conversion are ideal for express and e-commerce driven regional air networks as they can be deployed more economically than larger capacity aircraft, newly built aircraft or other competing alternatives.

Our CAM business is complemented by our ACMI Services segment and other operations. We offer our ACMI Services under primarily long-term contracts to generate incremental returns beyond our leasing revenues and maximize asset utilization. In addition to flying, we offer ancillary services, such as aircraft maintenance and modifications, engine leases and sort and gateway operations that can further entrench us with our customers and encourage re-leasing and contract renewals.

Services

Our business development and marketing efforts leverage the entire portfolio of our capabilities to create a customized bundled solution to meet our customers' needs. Our ability to offer our customers differentiated services, including aircraft leasing, airline express operations, aircraft line and heavy maintenance, and ground handling services makes us unique from other providers in our industry.

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

Our freighter fleet is composed primarily of Boeing 767 aircraft, which are desirable in regional air networks because of their reliability, cubic cargo capacity and efficient performance. We have agreements with two Boeing 767 aircraft conversion providers, Israel Aerospace Industries ("IAI") and The Boeing Company ("Boeing"), to convert additional Boeing aircraft.

We have also entered into an agreement with Elbe Flugzeugwerke (“EFW”) for conversion by EFW of Airbus A330 passenger aircraft to a freighter configuration. The first two aircraft freighter conversions are expected to be completed in the first quarter of 2025.  The Airbus A330 aircraft can provide capabilities similar to the Boeing 767 for medium wide-body airlift with additional space and greater range.  We have the right to 28 additional modification slots at EFW.

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

Under a typical lease arrangement, the customer maintains the aircraft in airworthy condition at its own cost. At the end of the lease term, the customer is typically required to return the aircraft in approximately the same maintenance condition that existed at the inception of the lease, as measured by airframe and engine time and cycles since the last scheduled maintenance event. CAM examines the creditworthiness of potential customers, their short and long-term growth prospects, their financial condition and backing, the experience of their management, and the impact of governmental regulations when determining the lease rate that is offered to the customer. In addition, CAM monitors the customer’s business and financial status throughout the term of the lease. From time to time, customers may request early termination of their leases, and we remain flexible to re-lease aircraft or arrange for their sale in order to manage our fleet.

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

The majority of the aircraft operated by our airlines are owned by CAM. These aircraft are either leased directly to a third-party customer or leased to one of our airlines. The following is a summary of our airlines:

ABX

ABX operates Boeing 767 aircraft exclusively in freighter configuration. ABX specializes in providing aircraft operations to customers in e-commerce and express delivery, with DHL and ASI as its largest customers.

ATI

ATI operates Boeing 767 freighter aircraft and Boeing 757 aircraft, the latter of which are commonly referred to as “combi” aircraft, which means they are capable of simultaneously carrying passengers and cargo containers on the main flight deck. ATI operates its fleet of Boeing 767 aircraft primarily for the express package industry and freight forwarders, with ASI as its largest customer. It operates its fleet of Boeing 757 “combi” aircraft primarily for the United States Department of Defense ("DoD").

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

Aircraft Maintenance and Modification

Our aircraft maintenance and modification services, which are provided primarily by our subsidiary Airborne Maintenance and Engineering Services, Inc. (“AMES”) and its Pemco World Air Services, Inc. subsidiary ("Pemco"), provide airframe modification and heavy maintenance, component repairs, engineering services and aircraft line maintenance. Another subsidiary, AMES Material Services, Inc., resells and brokers aircraft parts. AMES and Pemco are certified by the FAA under Part 145 of the Federal Aviation Regulations ("FARs"). Pemco performs passenger-to-freighter and passenger-to-combi conversions for certain Boeing series aircraft and passenger-to-freighter conversions for Airbus A321 aircraft using the STC we have developed with our joint venture. Both AMES and Pemco own many STCs and similar approvals issued by the FAA, which are marketed to our customers.

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

Major Customers

We have long-standing strategic customer relationships with ASI, the DoD, and DHL, described below. Additionally, we have a broad range of customers across end markets and geographies that rely on the aircraft we lease to them and the services we provide.

Amazon/ASI

We have been providing aircraft, flight operations, cargo handling and logistics support services to ASI, a subsidiary of Amazon.com, Inc. ("Amazon"), since September 2015. On March 8, 2016, we entered into an Air Transportation Services Agreement (as amended, the “ATSA”) with ASI pursuant to which we lease Boeing 767 freighter aircraft to ASI through CAM, operate these aircraft and additional aircraft provided by ASI via our airline subsidiaries and are responsible for complying with FAA airworthiness directives, the cost of Boeing 767 airframe maintenance and, for the aircraft leased to ASI that we operate, certain engine maintenance events. We also provide ground handling services through our subsidiaries. Under the ATSA, which has been amended multiple times, we operate aircraft based on pre-defined fees scaled for the number of aircraft hours flown, aircraft scheduled and flight crews provided to ASI for its network. On May 6, 2024, we entered into a 3rd Amended & Restated ATSA with ASI to operate ten additional Boeing 767-300 freighters through May 2029, with extension rights for an additional five years subject to mutual agreement. All ten of those Boeing 767-300 freighters were in operation by November 30, 2024. Revenues from our commercial arrangements with ASI comprised approximately 33% of our consolidated revenues for 2024. As of December 31, 2024, we were leasing 30 of CAM's Boeing 767 freighter aircraft to ASI under multi-year contracts. We operate all of these aircraft, including the additional 21 ASI-provided aircraft, under the CMI provisions of the ATSA.

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

U.S. Department of Defense

We have been providing services to the DoD since the 1990s. Our business with the DoD and other government agencies expanded significantly as a result of our November 2018 acquisition of OAI. For 2024, the DoD comprised 29% of our consolidated revenues.

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

The USTC secures airlift capacity through fixed awards, which are awarded annually or on another periodic basis and for "expansion routes," which are awarded on a quarterly, monthly and as-needed basis. Under the applicable contracts, we are responsible for all operating expenses including fuel, landing and ground handling expenses. We receive reimbursements from the USTC each month if the price of fuel paid by us for the flights exceeds a previously set peg price. If the price of fuel paid by us is less than the peg price, then we pay the difference to the USTC. Airlines may participate in CRAF either independently, or through teaming arrangements with other airlines. Our airlines are members of the Patriot Team of CRAF airlines. We pay a commission to the Patriot Team, based on certain revenues we receive under USTC contracts.

ATI operates its unique fleet of four Boeing 757 "combi" aircraft under contract with the USTC. ATI has been operating combi aircraft for the DoD since 1993. OAI has been operating aircraft for the DoD since 1995.

DHL

We have provided aircraft services to DHL under multi-year contracts since August 2003. For 2024, DHL accounted for 14% of our consolidated revenues. As of December 31, 2024, we were leasing 14 of our Boeing 767 freighter aircraft to DHL under multi-year contracts. We operate ten of these aircraft for DHL under a separate CMI agreement with DHL, along with six DHL-supplied freighter aircraft. We operate and maintain the aircraft based on pre-defined fees scaled for the number of aircraft hours flown, aircraft scheduled and flight crews provided to DHL for its network. Under the pricing structure of the DHL CMI agreement, we are responsible for complying with FAA airworthiness directives, the cost of Boeing 767 airframe maintenance and, for the aircraft leased to DHL that we operate, certain engine maintenance events. We also provide ground equipment and maintenance services to DHL in the U.S. In February 2022, DHL agreed to a six-year extension of the DHL CMI agreement through April 2028. Further, in the second half of 2022, we began to operate another four Boeing 767 aircraft provided by DHL under an additional CMI agreement which currently runs through August 2027.

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

In the air transportation industry, the primary competitive factors are operating costs, fuel efficiency, geographic coverage, aircraft range, aircraft reliability and capacity. The cost of airline operations is significantly impacted by the cost of flight crewmembers, which can vary among airlines depending on their collective bargaining agreements. Competitors in the air transportation industry include Amerijet International, Inc., Atlas Air, Inc., Kalitta Air LLC, Northern Air Cargo, LLC, National Air Cargo Group, Inc., 21 Air, LLC and Western Global Airlines, LLC. Of these, Atlas Air, Inc. and National Air Cargo Group, Inc. (operating as National Airlines) also operate passenger aircraft as does Eastern Airlines, LLC. Cargo airlines also compete for cargo volumes with passenger airlines that have substantial belly cargo capacity.

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

Human Capital Resources

Workforce

As of December 31, 2024, our workforce was composed of 4,745 full-time and part-time employees. We employed approximately 1,120 flight crewmembers, 360 flight attendants, 245 flight support personnel, 1,935 aircraft maintenance managers and technicians, 540 employees for ground equipment and logistics services, 45 employees for sales and marketing and 500 employees for administrative functions. In addition to full-time and part-time employees, we often engage contractors and temporary employees to assist in aircraft line maintenance and package sortation during peak operational times. On December 31, 2023, we had approximately 5,095 full-time and part-time employees. Over 99% of our workforce is based in the United States.

The table below summarizes the representation of our unionized employees at December 31, 2024.

			Contract	Percentage of
		Employee	Amendable	the Company’s
Airline	Labor Agreement Unit	Type	Date	Employees
ABX	International Brotherhood of Teamsters	Flight Crew	1/2/2030	6.3%
ATI	Air Line Pilots Association	Flight Crew	3/21/2021	10.8%
OAI	International Brotherhood of Teamsters	Flight Crew	4/1/2021	6.6%
ATI	Association of Flight Attendants	Flight Attendant	11/14/2023	0.8%
OAI	Association of Flight Attendants	Flight Attendant	12/1/2021	6.8%
OAI	Transport Workers Union of America	Dispatchers	1/7/2028	0.3%

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

To attract and retain skilled employees, we offer competitive compensation and benefits, including medical care, paid time off, retirement savings, mental health counseling and other employee benefits. Further, we are committed to training and supporting our employees' continuous development of professional, technical and management skills. We develop technical training programs which facilitate the licensure and certification of flight crews, aviation mechanics and other skilled jobs. We partner with third parties to assist employees in developing leadership skills and we value diversity in our workforce.

Our airline operations rely on flight crews, aircraft maintenance technicians and flight support personnel. We rely on a skilled workforce to perform aircraft maintenance. Similarly, we staff personnel near airports to sort customer packages, load aircraft and maintain related equipment. The job-safety of these employee is paramount to us. We maintain safety programs across all of our subsidiaries. We encourage our employees to take precautions and always place their own safety first.

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

Information About Our Executive Officers

The following table sets forth information about the Company’s executive officers, including each officer's age as of March 3, 2025.

Name	Age	Information

Joseph C. Hete	70

Executive Chairman, ATSG (since June 2024).

Mr. Hete has held the position of Executive Chairman since June 2024. Mr. Hete held the positions of Chairman of the Board from May 2020 to June 2024 and Chief Executive Officer from November 2023 to June 2024, following service in that role from October 2007 to May 2020. Mr. Hete also previously served as the President of ATSG from October 2007 to September 2019 and beginning in August 2003 as President (until February 2008) and Chief Executive Officer (until May 2020) of ABX (as predecessor to ATSG). Mr. Hete’s other prior roles with the Company’s businesses include: the Chief Operating Officer of ABX from January 2000 to August 2003; the Senior Vice President, Chief Operating Officer, of ABX from January 1997 until January 2000; the Senior Vice President, Administration, of ABX from 1991 to 1997; and Vice President, Administration, of ABX from 1986 to 1991. He joined ABX in 1980 and has been a director of ATSG since it became publicly traded in 2003.

Michael L. Berger	63

Chief Executive Officer, ATSG (since June 2024).

Mr. Berger has held the position of Chief Executive Officer of ATSG since June 2024. Mr. Berger served as President, ATSG, from October 2023 to June 2024, prior to which he was ATSG’s Chief Strategy Officer beginning in December 2022. Mr. Berger was the Chief Commercial Officer of ATSG from March 2018 to December 2022 and President of the Company’s subsidiary Airborne Global Solutions from May 2018 to December 2022. Before joining ATSG, Mr. Berger was Chief Commercial Officer for Dicom Transportation Group of Canada, a multimodal transport company providing parcel, freight and logistics services, from March 2017 through February 2018. Mr. Berger was Global Head of Sales for TNT Express, an international courier delivery services company based in Amsterdam from September 2014 through February 2017. Mr. Berger joined Airborne Express, the Company’s former parent company, in 1986 and worked 28 years for Airborne Express and its successor, DHL Express, where he held many roles including Head of Sales for the United States.

Quint O. Turner	62

Chief Financial Officer, ATSG (since February 2008) and Chief Financial Officer, ABX (since December 2004).

Mr. Turner has held the position of Chief Financial Officer of ATSG since February 2008 and Chief Financial Officer of ABX since December 2004. Mr. Turner was Vice President of Administration of ABX from February 2002 to December 2004. Mr. Turner was Corporate Director of Financial Planning and Accounting of ABX from 1997 to 2002. Prior to 1997, Mr. Turner held the positions of Manager of Planning and Director of Financial Planning of ABX. Mr. Turner joined ABX in 1988.

Jeffrey A. Dominick	60

President, ATSG (since June 2024).

Mr. Dominick has held the position of President of ATSG since June 2024. Prior to his appointment as the President of ATSG, Mr. Dominick had been a director of ATSG since November 2022 (he previously served on the Board from 2008 to 2012). Prior to joining the Company, Mr. Dominick also served as a Managing Partner of AirWheel Investments L.P., a private equity fund founded in 2015 that invests in the commercial aviation sector, a position he held from March 2020 to June 2024. From April 2015 through November 2019, he was a Principal and the CIO of Propeller Investments LLC, the developer of Paine Field Airport in Everett, Washington. Mr. Dominick was a Managing Director at Blackrock, Inc. from September 2012 through April 2015. Prior to his tenure at Blackrock, Inc., he was the Managing Director and Head of Non-Correlated Investments for Babson Capital Management LLC, a wholly owned subsidiary of the MassMutual Financial Group, from November 2010 to September 2012, and also worked in private equity for MassMutual Capital Partners from 2007 through 2010. Prior to joining MassMutual Financial Group in 2002, Mr. Dominick spent 13 years in leveraged finance and debt capital markets for Deutsche Bank and its predecessor Bankers Trust, and Chase Manhattan Bank N.A.

Edward J. Koharik	54

Chief Operating Officer, ATSG (since September 2019).

Mr. Koharik has held the position of Chief Operating Officer of ATSG since September 2019. Before joining ATSG, Mr. Koharik served as Senior Vice President of FlightSafety International, a global provider of flight training for commercial and military aviation professionals and flight simulation equipment (“FlightSafety”), where he was employed from October 2015 to September 2019. Other roles with FlightSafety included Vice President as well as Executive Director and General Manager of the Visual Systems division. Prior to FlightSafety, he served 23 years in the United States Air Force, including as a squadron commander, a Senior Service Fellow at the Naval Post Graduate School, and staff assignments at Air Mobility Command, with his final military assignment as the Enterprise Readiness Center Chief for the US Transportation Command from 2011 to 2015.

W. Joseph Payne	61

Chief Legal Officer & Secretary, ATSG (since May 2016); Vice President, General Counsel and Secretary, ABX (since January 2004).

Mr. Payne has held the position of Chief Legal Officer & Secretary of ATSG since May 2016 and Vice President, General Counsel and Secretary of ABX since January 2004. Mr. Payne was Senior Vice President, Corporate General Counsel and Secretary of ATSG from February 2008 to May 2016, Corporate Secretary/Counsel of ABX from January 1999 to January 2004, and Assistant Corporate Secretary of ABX from July 1996 to January 1999. Mr. Payne joined ABX in April 1995, prior to which he was engaged in the private practice of law.

C. Todd France	50

Chief Commercial Officer, ATSG (since August 2024).

Mr. France has held the position of Chief Commercial Officer of ATSG since August 2024 and President of CAM since January 2022. Mr. France has been employed by us since 2002. Prior to his service as President of CAM, he served as President of AMES from February 2020 to March 2022. Prior to these roles, he held other key positions at AMES, including General Manager, Vice President of Business Development, Director of Business Development, and Director of Business Operations. Before transferring to AMES in 2009, Mr. France worked for ABX as Senior Director of Ground Operations, Senior Director of Regional Hub Operations, and Regional Hub Manager.

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

We rely increasingly on software applications, hosted technologies, data transmissions and cybersecurity safeguards provided by or in conjunction with third parties. The costs of technology and related services, including cybersecurity costs in response to ever evolving threats, continue to increase. To remain competitive, we must continue to deploy new technologies cost effectively while maintaining regulatory compliance and security safeguards.

Sustainability

We are committed to integrating sustainability practices into our operations. We have formalized governance and oversight of our sustainability initiatives through a Management Sustainability Committee, which provides reports to the ATSG Board of Directors (the "Board"), with the Nominating and Governance Committee of the Board responsible to review and assess the Company's significant policies relating to sustainability and to evaluate the Company's related performance. The Management Sustainability Committee, which is composed of (i) the respective presidents of each of ATSG's operating subsidiaries; (ii) the Vice President, Human Capital, the Vice President, Controller, the Vice President, Corporate Development, and the Manager, Internal Audit of ATSG; (iii) a representative from each of the ATSG Information Technology Department, the OAI Information Technology Department, the ATSG Communications Department, and the ATSG Legal Department; and (iv) other officers and employees as determined by from to time by the President and Chief Executive Officer of ATSG, focuses on creating long-term stockholder value through strategic goals and initiatives for environmental, social and governance ("ESG") management. The Management Sustainability Committee seeks opportunities to improve employee health and safety, support corporate social responsibility, enhance diversity and inclusion and coordinate activities related to stakeholder engagement and philanthropy. The Management Sustainability Committee reports to the ATSG Leadership Council, which is composed of the Chief Executive Officer, President, Chief Operating Officer, Chief Financial Officer, Chief Legal Officer and Chief Commercial Officer of ATSG, and provides updates to the Nominating and Governance Committee.

We have published a Sustainability Report since 2022 describing our environmental sustainability actions and initiatives as well as our efforts to create a more diverse and inclusive workplace and the contributions made to our surrounding communities. The disclosures contained in the Sustainability Report and other voluntary disclosures regarding environmental, social, and governance matters are responsive to various areas of stakeholder interests. We use our Annual Report on Form 10-K and other filings with the SEC to disclose any items that are material or that we otherwise consider to be responsive to SEC rules.

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

Environment

The U.S. Environmental Protection Agency ("EPA") is authorized to regulate aircraft emissions and has historically implemented emissions control standards adopted by the International Civil Aviation Organization ("ICAO"). In 2016, the EPA issued a finding on greenhouse gas ("GHG") emissions from aircraft and its relationship to air pollution. This finding is a regulatory prerequisite to the EPA’s adoption of a new certification standard for aircraft emissions. In January 2021, the EPA issued a final rule regarding GHG emissions standards for new aircraft engines consistent with ICAO standards that were adopted in 2017. The EPA final rule does not apply to engines on aircraft that are already in service, as is also the case with the ICAO standards. The EPA standards have been challenged by several states and environmental organizations and we cannot predict the outcome of legal challenges to the EPA’s final rules or the EPA’s position with respect to such rules under the Trump administration. Our subsidiaries’ aircraft meet all currently applicable requirements for engine emission levels.

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

Under the Clean Air Act, individual states or the EPA may also adopt regulations requiring reductions in emissions for one or more localities based on the measured air quality at such localities. These regulations may seek to limit or restrict emissions by restricting the use of emission-producing ground service equipment or aircraft auxiliary power units. Further, the U.S. Congress has, in the past, considered legislation that would regulate GHG emissions. While some form of federal climate change legislation is possible in the future, the Trump administration is expected to disfavor climate change legislation and under the Trump administration, the EPA, FAA and other federal agencies may seek to modify, rescind or withdraw, or change their approach to implementation and enforcement of, rules and guidance relating to climate change and GHG emissions. We are unable at this time to determine the effect of future regulatory changes relating to climate change and GHG emissions on our operations, financial position or results of operations.

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

Similarly, in 2016, the ICAO formally adopted a resolution adopting the Carbon Offsetting and Reduction Scheme for International Aviation (“CORSIA”), which is a global, market-based emissions offset program to encourage carbon-neutral growth beyond 2020. A pilot phase began in 2021 in which countries may voluntarily participate, followed by a first phase of the program beginning in 2024 that is also voluntary, and full mandatory participation is scheduled to begin in 2027. The United States has agreed to participate in the two voluntary phases. ICAO continues to develop details regarding implementation, but compliance with CORSIA will increase our operating costs, although the total impact on revenue and our overall financial position remains uncertain.

The Trump administration has issued an executive order directing the U.S. to withdraw from the Paris climate accord, an agreement among 196 countries to reduce GHG emissions. The impact of the U.S. exiting the Paris climate accord on future U.S. policy regarding GHG emissions, on CORSIA and on other GHG regulation, and any resulting effects on our financial position and results of operations, is uncertain.

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

●

The DOT has issued to ABX a Domestic All-Cargo Air Service Certificate for air cargo transportation between all points within the U.S., the District of Columbia, Puerto Rico, and the U.S. Virgin Islands.

●

The DOT has issued to ATI certificate authority to engage in scheduled interstate air transportation, which is currently limited to all-cargo operations. ATI's DOT certificate authority also authorizes it to engage in interstate and foreign charter air transportation of persons, property and mail.

●

The DOT has issued to ABX and ATI Certificates of Public Convenience and Necessity authorizing each of them to engage in scheduled foreign air transportation of cargo and mail between the U.S. and all current and future U.S. open-skies partner countries, which currently consists of more than 130 foreign countries.

●

ABX and ATI also hold exemption authorities issued by the DOT to conduct scheduled all-cargo operations between the U.S. and certain foreign countries with which the U.S. does not have a liberal ("open-skies") air transportation agreement.

●

The DOT has issued to OAI a Certificate of Public Convenience and Necessity for Interstate Charter Air Transportation and a Certificate of Public Convenience and Necessity for Foreign Charter Air Transportation that authorizes it to engage in interstate and foreign charter air transportation of persons, property and mail.

●

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

Transportation Security Administration

The TSA, an administration within the U.S. Department of Homeland Security, is responsible for the screening of passengers and their baggage. TSA rules require airlines to adopt and comply with standard aircraft operator security programs, including, among other requirements, the manner in which cargo must be screened prior to being loaded on aircraft and plans to implement cybersecurity measures. We believe that our airline subsidiaries comply with all applicable aircraft, passenger and cargo security requirements. The TSA has adopted cargo security-related rules that have imposed additional requirements on our airlines and our customers. The TSA also requires each airline to perform criminal history background checks on all employees. In addition, we may be required to reimburse the TSA for the cost of security services it may provide to the Company’s airline subsidiaries in the future. The TSA holds (and has exercised) authority to issue regulations, including in cases of emergency the authority to do so without advance notice, including issuance of a grounding order as occurred on September 11, 2001. The TSA also requires airlines to develop a TSA-approved plan to maintain measures for cybersecurity and assess the effectiveness of those measures on an ongoing basis. The TSA's enforcement powers are similar to the DOT's and FAA's powers described above.

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

Data Protection

There has been increased regulatory and enforcement focus on data protection in the U.S. (at both the state and federal level) and in other countries. For example, the European Union ("E.U.") General Data Protection Regulation ("GDPR"), which became effective in May 2018, greatly increases the jurisdictional reach of E.U. law and increases the requirements related to the protection of personal data, including individual notice and opt-out preferences and public disclosure of significant data breaches. Additionally, violations of the GDPR can result in significant fines. Other governments have enacted or are enacting similar data protection laws, and are considering data localization laws that would govern the use of data outside of their respective jurisdictions. Although nearly all of our employees are based in the U.S., which mitigates the impact of GDPR and other privacy regulations, various U.S. states have been adopting and may continue to adopt updated laws and regulations governing privacy that could have an impact on us, and the nature of our business involves transfer of certain data across state and international borders.

Other Regulations

Various regulatory authorities have jurisdiction over significant aspects of our business, and it is possible that new laws or regulations or changes in existing laws or regulations or the interpretations thereof could have a material effect on our financial position and results of operations. In addition to the above, other laws and regulations to which we are subject, and the agencies responsible for compliance with such laws and regulations, include the following:

•

As described under the heading "Human Capital Management" above, the labor relations of our airline subsidiaries are generally regulated under the Railway Labor Act, which vests in the NMB certain regulatory powers with respect to disputes between airlines and labor unions arising under collective bargaining agreements;

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

•

The U.S. Centers for Disease Control and Prevention has authority to impose requirements related to the mitigation of communicable diseases such as requiring masking on aircraft, negative test results, collection of passenger data for contact tracing, and quarantine requirements;

•	We must comply with U.S. Citizenship and Immigration Services regulations regarding the eligibility of our employees to work in the U.S., and the entry of passengers to the U.S.;

•	We must comply with wage, working conditions and other regulations of the Department of Labor regarding our employees; and

•

The Office of Foreign Assets Control ("OFAC") of the U.S. Department of the Treasury, the Bureau of Industry & Security ("BIS") of the U.S. Commerce Department, and other government agencies administer and enforce economic and trade sanctions based on U.S. national security and foreign policy concerns, which may limit our aircraft sale and leasing business activities in and for certain countries.

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

Risks Related to the Merger

The Merger may not be completed on the terms or timeline currently contemplated or at all, which could incur termination fees or adversely affect our stock price, business, financial condition and results of operations.

On November 3, 2024, ATSG entered into the Merger Agreement, which provides that the consummation of the Merger is subject to certain customary closing conditions, including:

●

obtaining the approval and adoption of the Merger Agreement by the holders of a majority of the outstanding shares of ATSG common stock (“Company Stockholder Approval”), which approval has been obtained;

●

receipt of certain regulatory approvals and the expiration or termination of any waiting period (and any extension thereof) applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the rules and regulations promulgated thereunder as well as certain other applicable foreign direct investment laws of certain jurisdictions;

●	the absence of any law or order enjoining, restraining or otherwise making illegal, preventing or prohibiting the consummation of the Merger;
●	the other party’s compliance in all material respects with its pre-closing covenants contained in the Merger Agreement; and
●	the accuracy of the other party’s representations and warranties (subject to customary materiality qualifiers).

While it is anticipated that the Merger will be consummated during the second quarter of 2025, the conditions above may not be satisfied in a timely manner or at all, or an effect, event, development or change could delay or prevent these conditions from being satisfied. If the Merger is not consummated for any reason, the trading price of ATSG’s common stock may decline to the extent that the market price of the common stock reflects positive market assumptions that the Merger will be consummated and the related benefits will be realized. We may also be subject to additional risks if the Merger is not completed, including:

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

●	reputational harm including relationships with investors, customers and business partners due to the adverse perception of any failure to successfully complete the Merger; and
●

potential disruption to our business and distraction of our workforce and management team to pursue other opportunities that could be beneficial to us, in each case without realizing any of the benefits of having the Merger completed.

ATSG or Parent may terminate the Merger Agreement if the Merger has not been consummated on or before May 3, 2025, or such later date or time as may be agreed to in writing by Parent and ATSG (the “Outside Date”), subject to certain extensions provided in the Merger Agreement. ATSG or Parent also may terminate the Merger Agreement (i) by mutual written agreement; (ii) if a governmental authority of competent jurisdiction has issued an order, or applicable law is in effect, enjoining, restraining or otherwise making illegal, preventing or prohibiting the consummation of the Merger and such order or law is, or has become, final and non-appealable, (iii) if the Company Stockholder Approval shall not have been obtained at a meeting of ATSG’s stockholders; or (iv) the other party breaches or fails to perform in any material respect any representation, warranty or covenant that results in the failure of the related closing condition to be satisfied, subject to a cure period in certain circumstances. ATSG also may, under certain circumstances and subject to the terms of the Merger Agreement, terminate the Merger Agreement (x) in order for ATSG to enter into an alternative acquisition agreement with respect to a Superior Proposal (as defined in the Merger Agreement) or (y) if all of the applicable closing conditions have been satisfied and ATSG is prepared to consummate the Merger but Parent and MergerCo fail to consummate the Merger in accordance with the Merger Agreement. Additionally, Parent may, under certain circumstances and subject to the terms of the Merger Agreement, terminate the Merger Agreement if the Board withdraws or adversely modifies its recommendation that ATSG’s stockholders vote in favor of adopting the Merger Agreement. The occurrence of the aforementioned could adversely affect our stock price, business, financial condition and results of operations.

Additionally, in approving the Merger Agreement, the Board considered a number of factors and potential benefits, including the fact that the merger consideration to be received by holders of common stock represents a significant premium to the recent market price. If the Merger is not completed, neither ATSG nor the holders of its common stock will realize this benefit of the Merger. Moreover, we would also have nevertheless incurred substantial transaction-related costs and the loss of management time and resources.

Our directors and executive officers have interests in the Merger that may be different from, or in addition to, the interests of our other stockholders.

Our directors and executive officers have financial interests in the Merger that may be different from, or in addition to, the interests of our other stockholders. These interests may include the following:

●	the treatment of ATSG equity awards and incentive cash awards provided for under the Merger Agreement;
●	severance and other benefits in the case of certain qualifying terminations under the terms of an individual change in control agreement or employee severance plans;
●	any retention or transaction bonuses if or when established for the benefit of our employees; and
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

The Merger Agreement contains provisions that make it more difficult for us to sell our business to a buyer other than Parent, even if that party were prepared to pay consideration with a higher per-share value than the consideration payable in the Merger pursuant to the Merger Agreement. These provisions include restrictions on ATSG’s solicitation of alternative acquisition proposals from third parties outside of a defined go-shop period. Under the Merger Agreement, ATSG is required to pay a termination fee of up to $55,339,993 if the Merger Agreement is terminated under certain circumstances (including to accept certain superior acquisition proposals), which could deter other potential bidders from making an acquisition proposal prior to the consummation of the Merger and could impact ATSG's ability to engage in another transaction for up to twelve months if the Merger Agreement is terminated in certain circumstances.

We are the target of lawsuits challenging the Merger Agreement that may prevent the Merger from being consummated within the expected timeframe or at all and/or may results in substantial costs and damages.

Lawsuits have been filed against us, the Board of Directors and other parties to the Merger Agreement, challenging our acquisition by Parent, or making other claims in connection with the Merger. Even if these lawsuits are without merit, defending against these claims can result in substantial costs and divert management time and resources. Such lawsuits may be brought by purported stockholders or other interested parties, seeking, among other things, to enjoin consummation of the Merger. One of the conditions to the consummation of the Merger is that the consummation of the Merger is not enjoined, restrained or otherwise made illegal, prevented or prohibited by any order or legal or regulatory restraint or prohibition of a court of competent jurisdiction or any governmental entity. As such, if the plaintiffs in such potential lawsuits are successful in obtaining an injunction prohibiting the defendants from completing the Merger on the agreed upon terms, then such injunction may prevent the Merger from becoming effective within the expected timeframe or at all.

The announcement and pendency of the Merger and the other transactions contemplated by the Merger Agreement may adversely affect our business, results of operations and financial condition.

Uncertainty about the effect of the Merger and the other transactions contemplated by the Merger Agreement (collectively, the “Transactions”) on our employees, customers, suppliers, and other parties may have an adverse effect on our business, results of operations and financial condition, regardless of whether the Merger is completed. These risks include, but are not limited to, the following, all of which could be increased by a delay in or abandonment of the Merger:

●	our ability to attract, retain, and motivate employees, including key personnel, could be impaired;
●	significant management time and resources could be diverted to the consummation of the Transactions;
●	relationships with customers, suppliers, and other business partners could be affected;
●	certain business decisions by our suppliers and other business partners could be delayed or changed;
●	we may not be able to pursue alternative business opportunities or make appropriate changes to our business;
●	we have undertaken certain covenants in the Merger Agreement restricting the conduct of our business during the pendency of the Merger, including restrictions on undertaking certain significant financing transactions and certain other actions, even if such actions would prove beneficial to us, and
●	significant costs, expenses, and fees for professional services and other transaction costs in connection with the Transactions have been and may continue to be incurred.

We have incurred, and expect to continue to incur, substantial transaction costs in connection with the Transactions.

In connection with the Transactions, we have incurred and expect to continue to incur significant costs and expenses, including financial advisory, legal, accounting, consulting and other advisory fees and expenses, reorganization and restructuring costs, severance and employee benefit-related expenses and other related charges and costs. In addition, we may incur significant one-time charges as a result of costs associated with the Transactions. We will not be able to quantify the exact amount of these charges or the period in which they will be incurred until after the Transactions are completed. While we have assumed that a certain level of expenses will be incurred in connection with the Transactions, there are many factors that could affect the total amount or timing of any integration and implementation expenses. Some of the factors affecting the costs associated with the Transactions include the timing of the completion of the Transactions, the resources required for the completion of the Transactions and the reactions to the Transactions by third parties, including customers and suppliers, as well as the outcome of any potential litigation regarding the Transactions. There are also a large number of processes, policies, procedures, operations, technologies and systems that may be required to be updated or developed in connection with the Transactions. There may also be additional unanticipated significant costs in connection with the Transactions that we do not anticipate and may not be able to recoup.

Regulatory and Compliance Risk

Failure to maintain the operating certificates and authorities of our airlines would adversely affect our business.

Our airline subsidiaries have the necessary authority to conduct flight operations pursuant to the economic authority issued by the DOT and the safety-based authority issued by the FAA. The continued effectiveness of such authority is subject to their compliance with applicable statutes and DOT, FAA and TSA rules and regulations, including any new rules and regulations that may be adopted in the future. The loss of such authority by an airline subsidiary could cause a default of covenants in our syndicated credit agreement that includes the ability to obtain term loans and a revolving credit facility and is scheduled to mature on October 19, 2027 (the “Senior Credit Agreement”) (see Note F to the consolidated financial statements included in this Form 10-K for more information regarding the Senior Credit Agreement). Such a default or loss of authority would materially and adversely affect our financial position, results of operations, cash flows, and airline operations, effectively eliminating the airline's ability to continue to provide air transportation services.

Our business could be negatively impacted by cost-cutting measures implemented by the U.S. government or by adverse audit findings by the U.S. government.

Due to the focus on reduced spending by the Trump administration and U.S. government officials, the DoD may adopt various cost cutting initiatives that may include terminating some or all of our contracts and reducing the rates that the DoD will agree to pay us.  Such reductions may have a material adverse effect on our financial position, results of operations and cash flows. In addition, DoD contracts are subject to government audit, including with respect to performance, costs, internal controls and compliance with applicable laws and regulations. If an audit uncovers improprieties or we otherwise fail to adhere to applicable governmental rules or regulations, we may be subject to civil or criminal penalties, including termination of such contracts, forfeiture of profits, fines and suspension or debarment from doing business with the DoD. In addition, the DOT, FAA, TSA and other government agencies can initiate announced or unannounced investigations of our subsidiary air carriers, repair stations and other entities to determine if they are continuously conducting their operations in accordance with all applicable laws, rules and regulations. If an investigation uncovers a failure to comply, we could be subject to civil or criminal penalties that may adversely impact one or more of our subsidiaries.

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

We may be impacted by government requirements associated with transacting business with or in foreign jurisdictions and trade policies, including tariffs.

The U.S. and other governments have imposed trade and economic sanctions in certain geopolitical areas and on certain organizations and individuals. The U.S. Departments of Justice ("DOJ"), Commerce and Treasury, as well as other government agencies have a broad range of civil and criminal penalties they may seek to impose for violations of the Foreign Corrupt Practices Act (“FCPA”) or other regulations, including sanctions administered by the Office of Foreign Assets Control ("OFAC"). In addition, the DOT, FAA and TSA may at times limit the ability of our airline subsidiaries to conduct flight operations in certain areas of the world. Under such laws and regulations, we may be obliged to limit our business activities, incur additional costs for compliance programs and may be subject to enforcement actions or penalties for noncompliance. In recent years, the U.S. government has generally increased its oversight and enforcement activities with respect to these laws and the relevant agencies may continue to increase these activities. The current pause in certain FCPA enforcement activities while the DOJ enhances the related guidance does not relieve companies such as ours from compliance requirements, and we cannot predict the nature of any future DOJ guidance in this regard that may affect our compliance policies and activities.

Our operations and those of our customers also depend upon favorable trade relations between the U.S. and those foreign countries in which our customers, subcontractors and materials suppliers have operations. A protectionist trade environment in either the U.S. or those foreign countries in which we do business, such as the recently announced U.S. tariffs or other changes in the current tariff structures, export compliance or other trade policies, may materially and adversely affect our ability to operate or the demand for our services. While the complete scope of actions that the Trump administration may take with respect to existing and proposed trade agreements, or restrictions on trade generally, remains unclear, additional more stringent export and import controls may be ultimately imposed in the future. Any trade agreements that may be amended or entered into are subject to a number of uncertainties, including the imposition of new tariffs or adjustments and changes to the products covered by existing tariffs. The impact of these and other new laws, regulations and policies that affect global trade cannot be predicted.

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

U.S. and international tax legislation may adversely affect our results of operations and cash flows.

We are subject to taxation at the federal, state and local levels in the United States, as well as taxation in some international jurisdictions.  Governments may enact significant changes to the taxation of business entities which could increase the Company’s tax payments. Numerous provisions of the U.S. Tax Cuts and Jobs Act are set to expire in 2025, which could have an adverse impact on the Company’s tax obligations and results of operations.

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

We are subject to the regulations of the EPA and foreign, state and local governments regarding air quality and other matters. In part, because of the highly industrialized nature of many of the locations where we operate, there can be no assurance that we have discovered all environmental contamination or other matters for which we may have or share responsibility.

Concern over climate change, including the impact of global warming, has led to significant federal, state and international legislative and regulatory efforts to limit GHG emissions. The European Commission has mandated the extension of its ETS for GHG emissions to the airline industry. Under the European Union ETS, all ABX, ATI and OAI flights that are wholly within the European Union are now covered by the ETS requirements, and each year we are required to submit emission allowances in an amount equal to the carbon dioxide emissions from such flights. If we exceed the airlines' emission allowances, we will be required to purchase additional emission allowances on the open market.

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

The SAF mandates for EU aviation enacted in September 2023 establish the amounts of SAF fuels to be uploaded by airlines including U.S. carriers at EU airports beginning in January 2025. The mandates apply to U.S. cargo airlines that operated at least one weekly flight in the EU in the prior annual reporting period. The SAF mandate starts at 2% of all aviation fuels used in the EU in 2025; stepping up to 6% by 2030; and 63% by 2050, although the availability of sufficient SAF to meet EU mandates at commercially-acceptable prices is uncertain at this time.

All three of our airlines, ABX, ATI and OAI, as noted, are certified to use SAF, which has similar properties to conventional jet fuel but with a smaller carbon footprint. Depending on the type and production technique used, SAF can reduce GHG emissions up to 99% compared to conventional jet fuel. We support efforts to improve SAF production nationally and seek to use SAF at locations where it is available, but the production and supply of SAF is currently quite limited and significantly more expensive than traditional fuel. The Inflation Reduction Act passed by the U.S. Congress in 2022 would provide SAF tax credits of up to $1.75 per gallon for SAF producers which is expected to boost production of SAF and reduce its cost for the airlines. However, the future viability of SAF tax credits under the Inflation Reduction Act is uncertain. President Trump has indicated his opposition to the Inflation Reduction Act and has issued an Executive Order freezing all federal regulations pending a 60-day review, which would freeze Treasury guidance relating to the implementation of the SAF tax credits provided for by the Inflation Reduction Act. In addition, President Trump has recently announced U.S. tariffs, which may increase the price of feedstocks used in SAF production. The loss of, or less favorable terms for tax credits and other SAF production incentives as well the potential impact of any tariffs would render the cost to our airlines and their customers of using SAF prohibitive and any impacts on the availability and cost of SAF resulting from changes in the Trump administration’s policies and priorities could have a material adverse impact on our on our operations, cash flows, financial position, and results of operations.

The U.S. Congress and certain states have also considered legislation regulating GHG emissions. In addition, even in the absence of such legislation, the EPA has sought to regulate GHG emissions, especially aircraft engine emissions. In July 2016, the EPA issued a finding that aircraft engine emissions cause or contribute to air pollution that may reasonably be anticipated to endanger public health. This finding is a regulatory prerequisite to the EPA’s adoption of a new certificate standard for aircraft emissions. In January 2021, the EPA issued a final rule regarding GHG emissions standards for new aircraft engines consistent with ICAO standards that were adopted in 2017. The EPA final rule does not apply to engines on aircraft that are already in service, as is also the case with the ICAO standards. The EPA standards have been challenged by several states and environmental organizations and we cannot predict the outcome of legal challenges to the EPA’s final rules or the EPA’s position with respect to such rules under the Trump administration. In February 2024, the FAA issued its final rule on fuel efficiency standards which, as finalized, applies, inter alia, to in-service aircraft types certificated before 2021 but modified post-2023 after the aircraft was issued an airworthiness certificate, such as the Boeing 767 aircraft type. Even if the final rule is interpreted as applicable to a number of our airline subsidiaries’ Boeing 767 converted freighter aircraft, the impact on our operations, financial position, and results of operations is expected to be minimal.

The Trump administration has issued an executive order directing the U.S. to withdraw from the Paris climate accord, an agreement among 196 countries to reduce GHG emissions. The impact of the U.S. exiting the Paris climate accord on future U.S. policy regarding GHG emissions, on CORSIA and on other GHG regulations is uncertain. The extent to which other countries implement the agreement could have an adverse impact on us.

The cost to comply with new and potential environmental laws and regulations could be substantial for us. These costs could include an increase in capital costs associated with updating aircraft, among other things. We cannot predict the effect on our cost structure or operating results of complying with future environmental laws and regulations in the U.S. and in foreign jurisdictions until the timing, scope and extent of such laws and regulations becomes better known. The Trump administration is expected to disfavor climate change legislation and under the Trump administration, the EPA, FAA and other federal agencies may seek to modify, rescind or withdraw, or may change their approach to implementation and enforcement of, rules and guidance relating to climate change and GHG emissions. Even without such legislation or regulation, increased awareness and adverse publicity in the global marketplace about GHG emitted by companies in the airline and transportation industries could harm our reputation and reduce demand for our services.

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

We rely on a skilled workforce to pilot our airplanes and perform scheduled aircraft maintenance. Our industry has experienced a shortage of crewmembers and mechanics. While we have taken steps to attract, recruit, train and incentivize employees, situations may occur in which we cannot operate scheduled flights or commit to charter opportunities because we lack the appropriate personnel. Our revenues from flight operations as well as our aircraft maintenance businesses could be constrained due to the lack of personnel. We may raise compensation and incentive levels to maintain or improve revenues levels. As a result, our profitability levels could be lower than expected.

The concentration of aircraft types and engines in our airlines could adversely affect our operating and financial results.

Our combined aircraft fleet is currently concentrated in four aircraft types, and we are expanding into one additional aircraft type. If any of these aircraft types encounter technical difficulties that result in significant FAA ADs or grounding, our ability to lease the aircraft would be adversely impacted, as would our airlines' operations, which could be exacerbated if we are constrained for any reason in our access to replacement aircraft or additional capital.

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

Our operating results could be adversely impacted by negotiations regarding collective bargaining agreements ("CBAs") with employee union representatives.

The flight crewmembers for each of the Company's airlines are unionized. ABX and OAI's crewmembers are represented by the International Brotherhood of Teamsters ("IBT") while ATI's crewmembers are represented by the Air Line Pilots Association ("ALPA"). Approximately 20% of our employees are parties to CBAs that are now amendable and the parties, after negotiations, have jointly sought mediation through the NMB. Another CBA becomes amendable in 2030. During the negotiation of CBA amendments, the airline and the union are each required to maintain the status quo of the CBA; neither the airline nor the union may engage in a lock-out, strike or other self-help until such time as they are released from further negotiations by the mediator for the NMB, and after the conclusion of a mandatory 30-day “cooling off” period. It is rare for mediators to declare an impasse and release the parties. Instead, the NMB prefers to require the parties to remain in negotiations until such time as they come to an agreement. Despite this process, it's possible for disruptions in customer service to occur from time to time, resulting in increased costs for the airline and monetary penalties under certain customer agreements if monthly on-time reliability thresholds are not achieved. Further, if we do not maintain minimum on-time reliability thresholds over an extended period of time, we could be found in default of one or more customer agreements.

Contract negotiations with a union could result in reduced flexibility for scheduling employees and higher operating costs for the airlines, making our airlines less competitive. If amendments to a CBA increase our costs and we cannot recover such costs through price increases, our operating results would be negatively impacted. In such event, it may be necessary for us to terminate customer contracts or curtail planned growth.

The rate of aircraft deployments may adversely impact our operating results and financial condition.

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

The actual demand for Boeing 777, 767, 757 and Airbus A321 and A330 aircraft may be lower than we anticipate. Customers may develop preferences for other aircraft types, instead of the aircraft that make up our fleet, and we may not be able to secure replacement aircraft or additional capital for our fleet. The actual lease rates for aircraft available for lease may be lower than we projected, or new leases may start later than we expect. Further, other airlines and lessors may be willing to offer aircraft to the market under terms more favorable to lessees. In the event of any of the foregoing occurrences, we could experience a material adverse effect on our financial position, results of operations or cash flows.

Geopolitical uncertainties could result in reduced revenues

Beginning in February 2022, the war in Ukraine escalated. On October 7, 2023, war started in Israel. These wars, or the development of military conflicts or geopolitical uncertainties in other regions, may impact our customers' operations and their ability to meet their commitments and pay for our services. We have experienced and may experience disruptions to our operations due to shortages of personnel, parts shortages, maintenance delays, shortages of transportation and hotel accommodations for flight crews, information systems outages, disruption of data transmissions, reduced customer flight schedules and other issues which could stem from geopolitical tensions, cyber attacks or virus outbreaks effecting us, our suppliers or our customers.

Inflation and expenses may outpace customer rate increases.

General inflation in the United States declined during 2024 before arriving at the end of the year at a level that is still somewhat elevated compared to many previous years and that could increase in 2025 and beyond. Although a large portion of our operating costs are contractual with escalation clauses, the price escalation clauses may be insufficient to counteract prolonged or elevated rates of inflation, and a portion of our costs are subject to inflationary pressures. Salaries, wages and contract labor rates of individuals may continue to come under inflationary pressures to keep up with market demands. We have experienced, and may continue to experience increased costs to retain and attract employees. Additionally parts, materials, travel accommodations and shipping costs may increase. Any of these circumstances continuing for a prolonged period of time, without the ability to increase our prices at a sufficient rate or adequately reduce costs, may negatively impact our financial results.

Under the terms of our airline operating and aircraft lease agreements, customers may be able to terminate the agreements prior to their expiration date for reasons unrelated to our performance.

Customers can typically terminate for convenience one or more of the aircraft we operate for them under an airline operating agreement at any time during the term, subject to a 60-day notice period and paying us a fee. Additionally, our aircraft lease agreements may contain provisions for terminating an aircraft lease for convenience, including a notice period and paying a lump sum amount to us.

ASI may terminate the ATSA in its entirety after providing 180 days of advance notice and paying to the Company a termination fee which reduces over the term of the agreement. DHL may terminate the CMI agreement in its entirety after providing 180 days of advance notice and paying a termination fee which reduces during the term of the agreement. In the event of a termination by ASI, DHL, DoD, or any other key customer, we could experience a material adverse effect on our financial position, results of operations or cash flows.

We may have disputes with our customers.

From time to time, we may have disputes with customers over contractual terms such as performance levels, service obligations, billing rates, cost responsibilities, return conditions and other matters. Our customer contracts often stipulate procedures for dispute resolution. The resolution of such disputes, if they arise, may result in unexpected financial costs or outcomes that would have a material adverse effect on our financial position, results of operations or cash flows.

The DoD or other government agencies may not renew our contracts or may reduce the number of routes that we expect to operate.

Our contracts with the DoD are typically for a fixed duration and are not required to be renewed. The DoD may terminate the contracts for convenience or in the event we were to fail to satisfy reliability requirements or for other reasons. The number and frequency of routes are sensitive to changes in military priorities and U.S. defense budgets, which are not necessarily correlated with any specific economic cycle and, together with budgets for non-DoD agencies, may be adversely impacted by any failure by Congress to approve future budgets on a timely basis.

The majority of OAI's business currently consists of flights chartered by the DoD for the transportation of DoD personnel and a significant amount of ATI's revenue is derived from flights for the DoD. Increased competition from other airlines to bid the same routes or a downturn or other change in the DoD's or other government agencies' need for such services could adversely affect our operating results.

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

The economic conditions in the United States and in other geographies may negatively impact the demand for our aircraft and services.

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

Aircraft leasing generally has also experienced periods of aircraft oversupply in times past and could experience such circumstances again in the future. Certain airlines that lease aircraft from us may experience weaknesses in demand from time to time from the large integrators and markets they serve. This could lead to a breakage in scheduled lease revenues from one or more customers, which could have an adverse effect on our future operating results.

A reduction in customer demand for aircraft maintenance facilities could negatively impact our financial results.

We lease and operate a 310,000 square foot, four-hangar aircraft maintenance facility and a 100,000 square foot component repair shop in Wilmington, Ohio. Additionally, we lease and operate a 311,500 square foot, two-hangar aircraft maintenance complex in Tampa, Florida. Accordingly, a large portion of the operating costs for our aircraft maintenance and conversion business are fixed. As a result, we need to retain existing aircraft maintenance business levels to maintain a profitable operation. The actual level of revenues may not be sufficient to cover our operating costs. Additionally, revenues from aircraft maintenance can vary among periods due to the timing of scheduled maintenance events and the completion level of work during a given period.

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

We may be a party to litigation, investigations, or other legal proceedings, whether in the normal course of business or otherwise, which could affect our financial position, results of operations, cash flows, and liquidity.

From time to time, we are a party to or otherwise involved in legal proceedings, claims and government inspections or investigations and other legal matters, both inside and outside the U.S., whether arising in the ordinary course of our business or otherwise. We are currently involved in various legal proceedings and claims that have not yet been fully resolved, and additional claims may arise in the future. See also the risks described in this Item 1A under the headings “Risks Related to the Merger – We are the target of lawsuits challenging the Merger Agreement that may prevent the Merger from being consummated within the expected timeframe or at all” Legal proceedings can be complex and take many months, or even years, to reach resolution, with the final outcome depending on a number of variables, some of which are not within our control. Litigation is subject to significant uncertainty and may be expensive, time-consuming, and disruptive to our operations. Although we expect we will vigorously defend ourselves in such legal proceedings, their ultimate resolution and potential financial and other impacts on us are uncertain, and may vary based upon a variety of factors, including our judgment of potential benefits and risks. For these and other reasons, we may choose to settle legal proceedings and claims, regardless of their actual merit. If a legal proceeding is resolved against us, it could result in significant compensatory damages, and in certain circumstances punitive or trebled damages, disgorgement of revenue or profits, remedial corporate measures or injunctive relief imposed on us. If our existing insurance does not cover the amount or types of damages awarded, or if other resolution or actions taken as a result of the legal proceeding were to restrain our ability to operate or market our services, our consolidated financial position, results of operations, cash flows, or liquidity could be materially adversely affected. In addition, legal proceedings, and any adverse resolution thereof, can come as a result of or lead to adverse publicity and damage to our reputation, which could adversely impact our business.

Risks Related to Business Interruptions and Cybersecurity Incidents

Our operating results could be negatively impacted by disruptions of our information technology and communication systems and data breaches.

Our businesses depend heavily on information technology, computerized systems and data transmissions to operate effectively. We continue to expand our reliance on third party providers for technical support, management, and hosting of systems. Our systems and technologies, or those of third parties on which we rely, could fail or become unreliable due to equipment failures, software viruses, ransomware attacks, malware attacks, cyberattacks, natural disasters, power failures, data transmission disruptions, telecommunication outages, or other causes. Hackers, foreign governments, cyber-terrorists and cyber-criminals, acting individually or in coordinated groups, may launch distributed denial of service attacks or other coordinated attacks that may cause service outages, gain inappropriate or block legitimate access to systems or information, or result in other interruptions to our business. In addition, the foregoing breaches in security could expose us and our customers, or the individuals affected, to a risk of loss, disclosure or misuse of proprietary information and sensitive or confidential data, including personal information of customers, employees and others. Certain disruptions could prevent our airlines from flying as scheduled, possibly for an extended period of time, which could have a negative impact on our financial results and operating reliability. A cybersecurity attack or system outage could limit our ability to conduct some operations or result in the complete shutdown of all of our operations. A cybersecurity attack impacting onboard or other flight systems could result in an accident or operational disruptions, which could adversely affect our reputation, regulatory oversight and financial position.

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

Pandemic fears, economic recession concerns, geopolitical uncertainties and other macroeconomic factors have led to global supply chain disruptions and other delays and uncertainties in recent years. In particular, the aircraft conversion operations that we contract to third parties rely on part manufacturers and labor from several global sources, any adverse impact to which could delay aircraft deployments to our customers. The war in Ukraine or the development of instabilities in other regions of the globe may result in further supply chain disruptions. Our businesses may experience delays in receiving parts from our global supply chain partners for aircraft conversions, and prolonged disruptions to the supply chain would impact the completion of aircraft and our corresponding leases to customers. Additionally, when coupled with inflationary pressures, such delays could have a significant impact on overall economic conditions as well as our operations and financial results.

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

We rely on third party aircraft modification service providers, including in Israel, which is subject to the war described above, and third party aircraft and engine maintenance service providers that have expertise or resources that we do not have. Third party service providers may seek to impose price increases that could negatively affect our competitiveness in the airline markets. An unexpected termination or delay involving service providers could have a material adverse effect on our operations and financial results. A delay in an aircraft modification could adversely impact our revenues and our ability to place the aircraft. We must manage third party service providers to meet schedules and turn-times and to control costs in order to remain competitive to our customers.

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

Financial Risks

Our Senior Credit Agreement and our Senior Notes include covenants that could limit our operating and financial flexibility, and our Convertible Notes may be subject to acceleration in the event of a cross-default.

The Senior Credit Agreement contains covenants including, among other requirements, limitations on certain additional indebtedness and guarantees of indebtedness. The Senior Credit Agreement is collateralized by certain of our Boeing 777, 767 and 757 aircraft. Under the terms of the Senior Credit Agreement, we are required to maintain aircraft collateral coverage equal to 125% of the outstanding balance of the revolving credit facility. We also have various outstanding notes, including $500.0 million in senior unsecured notes issued January 2020 (the “Senior Notes”), $200.0 million of additional notes issued April 2021 (the “Additional Notes”) under the existing Senior Notes, and $400.0 million in convertible notes issued August 2023 (the "2023 Convertible Notes"). Our Senior Notes and related Indenture also include a number of restrictions and covenants including limitations on our ability to incur additional indebtedness, grant liens, make investments, repurchase or redeem capital stock, pay dividends, enter into transactions with affiliates, merge with other entities or transfer or sell assets. Our 2023 Convertible Notes contain certain cross-default provisions that may be triggered if we were to breach one of our other debt agreements without achieving an adequate cure. The covenants under the Senior Notes, which are generally no more restrictive than those set forth in the Senior Credit Agreement, are subject to exceptions and qualifications as described in the Indenture. Complying with these covenants in the Senior Credit Agreement and the Senior Notes may impair our ability to finance our operations or capital needs or to take advantage of other business opportunities. Our ability to comply with these covenants will depend on our future performance, which may be affected by events beyond our control. Our failure to comply with these covenants would represent an event of default. An event of default under the Senior Credit Agreement or the Senior Notes could result in all indebtedness thereunder, as well as under the 2023 Convertible Notes, being declared due and payable immediately, which could have an adverse effect on our financial position and results of operations.

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

The trading price of ATSG's common stock is subject to material fluctuations in response to a variety of factors, including the pendency of the Merger, quarterly variations in our operating results, conditions of the air cargo industry and global economic conditions or other events and factors that are beyond our control. In the past, following periods of significant volatility in the overall market and in the market price of other companies’ securities, securities class action litigation has been instituted against these companies in some circumstances. If this type of litigation were instituted against us following a period of volatility in the market price for our common stock, it could result in substantial costs and a diversion of our management's attention and resources, which could have a material adverse effect on our business, results of operations and financial condition. In addition, if Amazon exercises its right to acquire shares of ATSG's common stock pursuant to the warrants, it will dilute the ownership interests of our then-existing stockholders and reduce our earnings per share. Any sales in the public market of ATSG's common stock issuable upon the exercise of the warrants by Amazon could also adversely affect prevailing market prices of ATSG's common stock.

Changes in the fair value of certain financial instruments could impact our financial results.

Certain financial instruments, including warrants issued to Amazon, are subject to fair value measurements at the end of each reporting period. Accordingly, future fluctuations in their fair value may adversely impact our reported earnings.

We may need to reduce the carrying value of our assets.

We own a significant amount of aircraft, aircraft parts and related equipment. The removal of aircraft from service or continual losses from aircraft operations could require us to evaluate the recoverability of the carrying value of those aircraft, related parts and equipment and record an impairment charge through earnings to reduce the carrying value.  Additionally, our balance sheet reflects assets for income tax carryforwards and other deferred tax assets. Our ability to use our NOLs and other carryforwards depends on the amount of taxable income generated in future periods.  NOL carryforwards are subject to adjustment on audit by the Internal Revenue Service and other respective taxing authorities.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Our management team views cybersecurity risk management as an important strategic topic. Our cybersecurity strategy utilizes the cybersecurity framework developed by the National Institute of Standards and Technology (“NIST CSF”). The NIST CSF is a voluntary framework of practices to identify, protect, detect, respond to, and recover from cybersecurity risks. Using the NIST CSF does not mean that we meet any particular technical standards or certifications, but rather that we use the NIST CSF to help us identify, assess, and manage cybersecurity risks relevant to our business. Using the NIST CSF, we form our cybersecurity plans and prioritize our activities using a risk-based approach which begins with the identification and evaluation of cybersecurity risks and threats that could disrupt our operations, safety procedures and regulatory compliance. Cybersecurity risks and related mitigation efforts are prioritized based on their potential impact severity, likelihood and vulnerability. Risk mitigation strategies include the application of cybersecurity policies and procedures, implementation of technology-based tools and controls, as well as employee training, education, and awareness initiatives. Our cybersecurity risk management includes ongoing monitoring of networks and systems for potential signs of suspicious activity. We track key performance indicators and cybersecurity metrics to evaluate the effectiveness of our cybersecurity safeguards and practices. We have established an incident response plan designed to promptly contain and remediate cybersecurity incidents.

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

While the Board has the primary responsibility for risk oversight, the Audit Committee assists the Board in fulfilling its oversight responsibility with respect to the management of cybersecurity-related risks. Through its Cybersecurity Subcommittee, the Audit Committee periodically reviews and discusses with management, including the Vice President of Information Technology, (i) the Company’s information security strategy, priorities and objectives; (ii) the Company’s technology and information security risks, including with respect to cybersecurity and data privacy; and (iii) the steps management has taken to manage cybersecurity risk.

In 2024, we did not identify any risks from cybersecurity threats, including as a result of any cybersecurity incidents, that have materially affected or that are reasonably likely to materially affect us, including our business strategy, results of operations and financial condition. However, the nature of potential cybersecurity risks and threats are uncertain, and any future incidents, outages or breaches may materially affect our business strategy, results of operations or financial condition. For additional discussion of potential risks regarding cybersecurity, please see the information contained in Risks Related to Business Interruptions and Cybersecurity Incidents in Part 1A of this Form 10-K.

ITEM 2. PROPERTIES

Principal Facilities

We lease portions of an air park in Wilmington, Ohio, under lease agreements with a regional port authority, the terms of which expire in June 2026 and June 2036 with options for us to extend the terms. The leases include corporate offices, 310,000 square feet of maintenance hangars and a 100,000 square foot component repair shop at the air park. We also have the non-exclusive right to use the Wilmington airport, which includes one active runway, taxiways and ramp space. We also lease and operate a 311,500 square foot, two hangar aircraft maintenance complex at the Tampa International Airport in Florida. Our CAM and ACMI Services reportable operating segments, together with our other business lines, make use of these facilities. We lease approximately 82,500 square feet of office and warehouse space at the Tulsa International Airport in Oklahoma, which is primarily used in ACMI Services.

Other Facilities

We lease a facility having approximately 335,000 square feet in Chicago, Illinois and another facility having approximately 100,000 square feet in Orlando, Florida for our USPS mail handling contracts. In addition, we lease smaller maintenance stations, offices and ramp space at certain airport and regional locations, typically on a short-term basis. Further, we lease warehousing space inside or near certain U.S. airports to support our customers' parcel handling requirements. The facilities in this paragraph are primarily used in ACMI Services and our other lines of business (other than CAM).

Aircraft Fleet

As of December 31, 2024, our in-service aircraft fleet consisted of 112 Boeing aircraft and three Airbus aircraft that we owned and 33 Boeing aircraft leased from third parties. The majority of these aircraft were formerly passenger aircraft that have been modified for cargo operations. These cargo aircraft are generally described as being mid-size or having medium wide-body cargo capabilities. The cargo aircraft carry gross payloads ranging from approximately 47,900 pounds to 129,000 pounds and are well suited for intra-continental flights and medium range inter-continental flights. The table below shows the combined fleet of aircraft in service condition as of December 31, 2024.

	In-service Aircraft as of December 31, 2024
				Customer	Year of	Gross Payload	Still Air Range
Aircraft Type	Total	Owned	Operating Lease	Provided	Manufacture	(Lbs.)	(Nautical Miles)

767-200 SF (1)	17	15	—	2	1982 - 1985	85,000 -100,000	1,700 - 5,300
767-200 Passenger	3	2	1	—	2001	63,000 - 73,000	6,500 - 7,600
767-300 SF (1)	108	83	—	25	1988 - 2010	121,000 - 129,000	3,200 - 7,100
767-300 Passenger	10	5	5	—	1991 - 2002	85,000 - 99,700	6,300 - 7,200
777-200 Passenger	3	3	—	—	2004 - 2007	119,500 - 123,900	8,700 - 9,500
757-200 Combi (2)	4	4	—	—	1989 - 1994	58,000	2,600 - 4,300
A321-200 PCF (1)	3	3	—	—	2002 - 2003	59,680	2,140
Total in-service	148	115	6	27

(1)	These aircraft are configured for standard cargo containers loaded through large standard main deck cargo doors.
(2)	These aircraft are configured as “combi” aircraft capable of simultaneously carrying passengers and cargo containers on the main deck.

In addition, as of December 31, 2024 CAM owned other aircraft not presently in service, including five Airbus 321-200 PCF which had completed the standard freighter conversion and are expected to be leased in 2025.  CAM also owns seven Boeing 767-300 aircraft, one Airbus A321-200 aircraft and six Airbus A330 aircraft which were undergoing or preparing to undergo modification to a standard freighter configuration and are expected to be completed in 2025 or 2026.

We believe that our existing facilities and aircraft fleet are appropriate for our current operations. As described in Note H to the accompanying financial statements, we plan to invest in additional aircraft to meet our growth plans. We may make additional investments in aircraft and facilities if we identify favorable opportunities in the markets that we serve.

ITEM 3. LEGAL PROCEEDINGS

We are currently a party to legal proceedings in various federal and state jurisdictions arising out of the proposed Merger and  operation of our business. The amount of alleged liability, if any, from these proceedings cannot be determined with certainty; however, we believe that the Company's ultimate liability, if any, arising from the pending legal proceedings, as well as from asserted legal claims and known potential legal claims which are probable of assertion, taking into account established accruals for estimated liabilities, should not be material to our financial condition or results of operations. In addition, we carry various forms of aviation, commercial, property and casualty, cybersecurity, product liability, and other forms of insurance; however, such insurance may not be applicable or adequate to cover the costs associated with a judgment against us.

For more information on various legal proceedings, see the discussion in Note H to our Consolidated Financial Statements included in Item 8, of this Form 10-K. The information set forth therein related to legal proceedings is incorporated into this Item 3 by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

ATSG's common stock is publicly traded on The Nasdaq Stock Market under the symbol "ATSG." The closing price of ATSG’s common stock was $22.33 on February 28, 2025.

Holders

On February 28, 2025, there were approximately 1,082 stockholders of record of ATSG’s common stock.

Dividends

We currently do not pay a dividend. Future dividends, if any, and the timing of declaration of any such dividends, will be at the discretion of the Board and will depend upon many factors including, but not limited to, certain restrictions that we have on our ability to pay dividends. We are restricted under the Merger Agreement from declaring and paying a dividend on ATSG's common stock. We are also restricted from paying dividends on our common stock in excess of $100.0 million during any calendar year under the provisions of the Senior Credit Agreement. Additionally, the Senior Notes and related Indenture generally restrict our ability to pay dividends on or make distributions in respect of capital stock or make certain other restricted payments or investments, subject to certain exceptions therein including, upon the satisfaction of certain conditions, the making of permitted dividends up to $100.0 million during any calendar year and other additional permitted dividends, investments and other restricted payments not to exceed the amounts set forth therein.

Purchases of equity securities by the issuer and affiliated purchasers

The Senior Credit Agreement permits cash dividends and share repurchases provided the secured leverage ratio is less than 3.00 to 1.00 and the total leverage ratio is less than 3.50 to 1.00 after giving effect to the repurchase or dividend. (For additional information about the Senior Credit Agreement, see Note F to the accompanying consolidated financial statements.) We are restricted under the Merger Agreement from repurchasing ATSG’s common stock, except in connection with the requirement under certain of our benefit plans or in connection with the conversion of the 2023 Convertible Notes in connection with the Merger.

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

In addition, on November 29, 2022, the Board authorized the repurchase of up to $150.0 million of ATSG's outstanding common stock (the "2022 Repurchase Program"). The 2022 Repurchase Program does not require the repurchase of a specific number of shares or establish a time frame for any repurchase and the Board may terminate the 2022 Repurchase Program at any time. Subject to any applicable restrictions, repurchases may be made under the 2022 Repurchase Program from time to time in the open market or in privately negotiated transactions. There is no expiration date for the 2022 Repurchase Program. The Company did not purchase any ATSG common stock under the 2022 Repurchase Program during the fourth quarter of 2024. As of December 31, 2024, the remaining available authorization under the 2022 Repurchase Program was $103.5 million.

Performance Graph

The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall the information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

The graph below compares the cumulative total stockholder return on a $100 investment in ATSG’s common stock with the cumulative total return of a $100 investment in the Nasdaq Composite Index and the cumulative total return of a $100 investment in the Nasdaq Transportation Index for the period beginning on December 31, 2019 and ending on December 31, 2024.

	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
Air Transport Services Group, Inc.	100.00	133.59	125.23	110.74	75.06	93.69
Nasdaq Composite Index	100.00	144.92	177.06	119.45	172.77	223.87
Nasdaq Transportation Index	100.00	106.29	120.41	97.55	130.87	133.76

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis has been prepared with reference to our historical financial condition and results of operations. It should be read in conjunction with the accompanying consolidated financial statements and related notes included in Item 8 of this Form 10-K as well as Strategy described in Item 1 of this Form 10-K. Certain statements we make in this Item 7 constitute forward-looking statements under the Act. You should consider our forward-looking statements in light of the “Cautionary Note Regarding Forward-Looking Statements” preceding Part I of this Form 10-K and the risks discussed under the heading “Risk Factors” in Item 1A of this Form 10-K.

OVERVIEW

We provide aircraft leasing and air cargo transportation and related services. Our total in service fleet was composed of 148 freighter and passenger aircraft as of December 31, 2024. To support the needs of our leasing customers and customers in the aviation and logistics industries at large, we offer a broad array of complementary solutions ranging from flight and ground operations to aircraft maintenance, repair, and overhaul services. Our principal subsidiaries include our aircraft leasing company (CAM) and three independently certificated airlines (ABX, ATI and OAI).

We primarily operate through two reportable segments, CAM and ACMI Services:

CAM offers aircraft leasing and related services. Through CAM we acquire used medium wide-body and narrow-body passenger aircraft and manage their conversion into freighter configuration. We lease the aircraft externally to third party customers, as well as internally to our own airline subsidiaries, typically for lease terms of up to ten years. CAM currently leases Boeing 767, 757 and 777 aircraft, Airbus A321 freighter aircraft and aircraft engines, and is in the process of adding Airbus A330 freighter aircraft to its fleet. Demand for medium widebody and narrow-body freighters is driven primarily by express delivery networks. To expand and diversify our freighter fleet, we secured aircraft conversion slots through 2027. We partner with IAI, Boeing and EFW for passenger aircraft conversions and also perform our own conversions of the Airbus A321 aircraft through our joint venture arrangement 321 Precision Conversions, LLC.

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

At December 31, 2024, we owned 112 Boeing aircraft and three Airbus aircraft that were in revenue service. We also own aircraft that were not in revenue service, including five Airbus A321-200 freighter aircraft that have completed the freighter conversion process but were not in service and are expected to be re-leased in 2025, and seven Boeing 767-300 aircraft, one Airbus 321-200 aircraft and six Airbus A330 aircraft, with such aircraft already undergoing or awaiting induction into the freighter conversion process. In addition to our owned aircraft, we leased six passenger aircraft from third parties and operated 27 freighter aircraft provided by customers.

Customers

Our largest customers are ASI, which is a subsidiary of Amazon, the DoD and DHL.

Revenues from our commercial arrangements with ASI comprised approximately 33%, 34% and 34% of our consolidated revenues during 2024, 2023 and 2022, respectively. As of December 31, 2024, we leased 30 Boeing 767 freighter aircraft to ASI with lease expirations between 2026 and 2031 and we operate those aircraft for ASI. The aircraft lease terms typically range from 5 to 10 years. We operate 21 other Boeing 767 aircraft provided by ASI. We also provide ground services and aircraft maintenance services to ASI.

The DoD comprised 29%, 30% and 30% of our consolidated revenues during 2024, 2023 and 2022, respectively, derived from operating passenger and combi charter flights.

DHL comprised 14%, 12% and 12% of our consolidated revenues during 2024, 2023 and 2022, respectively. In February 2022, ATSG and DHL agreed to a six-year extension of its dry leases for five Boeing 767 freighters as well as an extension of the CMI agreement for ABX to operate aircraft through April 2028. The CMI agreement was expanded to include two additional 767 freighters. As of December 31, 2024, we leased 14 Boeing 767 freighter aircraft to DHL comprising one Boeing 767-200 aircraft and 13 Boeing 767-300 aircraft. Ten of the 14 Boeing 767 aircraft were being operated by our airlines for DHL. Additionally, as of December 31, 2024, we operated six Boeing 767 aircraft that were provided by DHL.

RESULTS OF OPERATIONS

Revenue and Earnings Summary

External customer revenues from continuing operations decreased by $108.6 million, or 5%, to $1,962.0 million during 2024 compared to 2023. Revenues were lower during 2024 for aircraft leasing, customer flying, engine power services, fuel sales and all other services. Revenues for 2023 and 2022 were $2,070.6 million and $2,045.5 million respectively.  Customer revenues increased in 2023 compared to 2022 due primarily to aircraft leasing revenues while ground services declined.

During 2024, we took redelivery of nine newly converted, CAM-owned Boeing 767-300 freighter aircraft and began leasing all of these aircraft to external customers under long-term leases. We also added eleven more customer-provided aircraft to the fleet that our airlines operate under CMI agreements with such customers and we added two more passenger aircraft leased from third parties.  During 2023, we took redelivery of ten newly converted CAM-owned Boeing 767-300 freighter aircraft and our first three newly converted, CAM-owned Airbus A321-200 freighter aircraft and began leasing all of these aircraft to external customers under long-term leases. Also in 2023, we added three more customer-provided aircraft to the fleet that our airlines operate for our customers under CMI agreements. During 2024 and 2023, we removed five and ten Boeing 767-200 freighter aircraft from revenue service, respectively.  These Boeing 767-200 freighter aircraft have either been sold or their engines and parts have been used to support our aircraft fleet.

Consolidated earnings from continuing operations were $27.4 million for 2024 compared to $59.7 million for 2023 and $196.4 million for 2022. Pre-tax earnings from continuing operations were $42.3 million for 2024 compared to $84.2 million for 2023 and $260.5 million for 2022. Earnings were affected by the following specific events and certain adjustments that do not directly reflect our underlying operations among the years presented.

•

Pre-tax earnings included net gains of $2.8 million, net losses of $1.0 million and net gains of $9.0 million 2024, 2023 and 2022, respectively, related to the repurchase of debt as well as financial instrument fair value remeasurement revaluations, including mark to market adjustments for warrants granted to Amazon.

•

Pre-tax earnings were also reduced by $28.7 million, $18.7 million and $23.3 million for 2024, 2023 and 2022, respectively, for the amortization of customer incentives given to Amazon in the form of warrants.

•

Pre-tax earnings included net losses of $4.3 million and $37.0 million and net gains of $20.0 million for 2024, 2023 and 2022, respectively, for settlement charges and non-service components of retiree benefit plans.

•

Pre-tax earnings included losses of $2.2 million, $4.7 million and $7.6 million for 2024, 2023 and 2022, respectively, and our share of joint venture results, including engineering costs for the development of an aircraft modification for the Airbus A321.

•	Pre-tax earnings for 2023 included charges of $0.9 million to write off debt issuance costs in conjunction with the repayment of convertible debt and term loans, respectively.

•	During 2024, pre-tax earnings included $8.3 million of expenses incurred related to the Agreement and Plan of Merger with Stonepeak Nile Parent LLC.

•

Pre- tax earnings for 2023 and 2022 included losses of $0.1 million and $1.0 million, respectively, net of related insurance recoveries for the costs of employee coverage, property damage, clean-up and repairs which occurred as a direct result of a foam release after a hangar's fire suppression system malfunctioned.

After removing the effects of these items, adjusted pre-tax earnings from continuing operations, a non-GAAP financial measure (a definition and reconciliation of adjusted pre-tax earnings from continuing operations and reconciliations to the pre-tax earnings from continuing operations, the most directly comparable financial measure calculated and presented in accordance with GAAP follows), were $83.0 million for 2024 $146.7 million for 2023 and $263.3 million for 2022.

Adjusted pre-tax earnings from continuing operations declined by $63.7 million for 2024 compared to 2023 and declined by $116.6 million for 2023 compared to 2022.  In addition to the declines in revenues for customer flying, engine services, fuel sales and all other services, expenses increased in each of 2024 and 2023 compared to the prior year.  In both years, expenses increased primarily for depreciation of newly modified Boeing 767-300 aircraft, interest expense and inflationary impacts on employee compensation, travel and aircraft parts.

A summary of our revenues and pre-tax earnings from continuing operations and adjusted pre-tax earnings from continuing operations is shown below (in thousands):

	Years Ending December 31
	2024	2023	2022
Revenues from Continuing Operations:
CAM
Aircraft leasing and related services	$446,433	$476,487	$454,804
Customer incentive	(12,386)	(15,449)	(20,118)
Total CAM	434,047	461,038	434,686
ACMI Services
ACMI services revenue	1,372,322	1,403,004	1,407,493
Customer incentive	(16,280)	(3,240)	(3,145)
Total ACMI Services	1,356,042	1,399,764	1,404,348
Other Activities	390,662	446,506	430,326
Total Revenues	2,180,751	2,307,308	2,269,360
Eliminate internal revenues	(218,780)	(236,697)	(223,891)
Customer Revenues	$1,961,971	$2,070,611	$2,045,469

Pre-Tax Earnings from Continuing Operations:
CAM, inclusive of interest expense	$58,544	$109,415	$143,008
ACMI Services, inclusive of interest expense	747	32,006	95,198
Other Activities	(2,052)	(11,165)	2,579
Net unallocated interest expense	(2,898)	(2,362)	(1,748)
Net financial instrument re-measurement gain (loss)	2,796	(962)	9,022
Merger transaction fees	(8,284)	—	—
Settlements and other non-service components of retiree benefits costs, net	(4,341)	(37,017)	20,046
Loss from non-consolidated affiliate	(2,171)	(4,740)	(7,607)
Debt issuance costs	—	(936)	—
Pre-Tax Earnings from Continuing Operations	42,341	84,239	260,498
Add settlements and other non-service components of retiree benefit costs, net	4,341	37,017	(20,046)
Add merger transaction fees	8,284	—	—
Add loss for non-consolidated affiliates	2,171	4,740	7,607
Add customer incentive amortization	28,666	18,689	23,263
Add net (gain) loss on financial instruments	(2,796)	962	(9,022)
Add net charges for hangar foam incident	—	97	978
Add debt issuance costs	—	936	—
Adjusted Pre-Tax Earnings from Continuing Operations (non-GAAP)	$83,007	$146,680	$263,278

We define adjusted pre-tax earnings from continuing operations, a non-GAAP financial measure, as pre-tax earnings from continuing operations excluding the impact of the following items: (i) pension settlement charges and other non-service components of retiree benefit costs; (ii) gains and losses for the fair value re-measurement of financial instruments including warrants issued to Amazon and, during 2022, gains from the repurchase of unsecured notes; (iii) customer lease incentive amortization; (iv) the charge-off of debt issuance costs associated with the repurchase of debt; (v) the results of non-consolidated joint ventures; (vi) charges related to the discharge of a fire suppression system in the Company's aircraft hangar, net of related insurance recoveries, and (vii) professional fees related to the Merger.  We exclude these items from adjusted pre-tax earnings from continuing operations because they are distinctly different in their predictability among periods or not closely related to our ongoing operating activities. Management uses adjusted pre-tax earnings from continuing operations to compare the performance of core operating results between periods. Presenting this measure provides investors with a comparative metric of fundamental operations while highlighting changes to certain items among periods. Adjusted results should not be considered in isolation or as a substitute for analysis of our results as reported in accordance with GAAP.

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

Aircraft Fleet Summary

Our fleet of cargo and passenger aircraft is summarized in the following table as of December 31, 2024, 2023 and 2022. Our operating aircraft fleet has increased by twenty aircraft since the end of 2022.  This includes four more CAM-owned aircraft, 14 more customer-provided aircraft and two more aircraft leased from external lessors.  Our freighters, converted from passenger aircraft, utilize standard shipping containers and can be deployed into regional cargo markets more economically than larger capacity aircraft, newly built freighters or other competing alternatives. At December 31, 2024, we owned seven Boeing 767-300 aircraft, one Airbus A321-200 aircraft and six Airbus A330 aircraft that were either already undergoing or awaiting induction into the freighter conversion process. As of December 31, 2024, we also owned five Airbus A321-200 freighter aircraft which have completed the conversion process and are available for future lease.

Aircraft fleet activity during 2024 is listed below:

•	CAM completed the modification of nine Boeing 767-300 freighter aircraft purchased in the previous year. The aircraft have been leased to external customers under multi-year leases.

•

CAM leased three Boeing 767-300 freighters returned from external customers in the previous year.  One has been leased to ATI.  One has been leased to an external customer under a multi-year lease.  The last one has been leased to another external customer under a multi-year lease.  This aircraft is being operated by ABX under a separate agreement.

•

External customers returned four 767-300 freighters.  One was leased to ABX.  One was sold to a different external customer.  One has been leased to another external customer under a multi-year lease.  One was removed from service and its parts and engines will be used to support the fleet, re-leased or possibly sold.

•	OAI returned one Boeing 767-300 passenger aircraft to CAM and CAM leased this aircraft to an external customer under a multi-year lease.

•	OAI began to lease two Boeing 767-300 passenger aircraft from an external lessor.

•	ATI began to operate one ASI provided Boeing 767-300 freighter aircraft. ABX began to operate ten ASI provided Boeing 767-300 freighter aircraft.

•

CAM purchased four Boeing 767-300 passenger aircraft. One of these aircraft along with another Boeing 767-300 passenger aircraft purchased in 2023 were sold to an external customer.  The remainder of the aircraft purchased in 2024 are expected to be converted into a standard freighter configuration. These aircraft are expected to be leased to external customers during 2025 or 2026.

•	CAM leased one Boeing 767-200 freighter aircraft returned from an external customer in the previous year to another external customer under a multi-year lease.

•	CAM sold one Boeing 767-200 freighter aircraft previously leased to an external customer to that external lessee.

•	ABX returned one Boeing 767-200 freighter aircraft to CAM. This aircraft was sold to an external customer.

•

External customers returned eight Boeing 767-200 freighter aircraft to CAM. Three of these aircraft were leased to ABX and one was leased to ATI.  Three aircraft were sold to different external customers.  The remaining aircraft has currently been removed from service and its parts and engines will be used to support the fleet, re-leased or possibly sold.

•	CAM sold one Boeing 767-200 returned from an external lessee in 2023 and previously removed from service to a different external customer.

•

CAM completed the modification of five Airbus A321-200 freighter aircraft purchased in previous years.  These aircraft are available for lease and are expected to be leased to external customers during 2025.

•

CAM purchased three Airbus A330 passenger aircraft for the purpose of converting them into a standard freighter configuration.  These aircraft are expected to be leased to external customers during 2025.

	2024			2023			2022
	ACMI			ACMI			ACMI
	Services	CAM	Total	Services	CAM	Total	Services	CAM	Total
In-service aircraft
Aircraft owned
Boeing 767-200 Freighter	7	8	15	4	16	20	4	26	30
Boeing 767-200 Passenger	2	—	2	2	—	2	2	—	2
Boeing 767-300 Freighter	4	79	83	2	71	73	2	65	67
Boeing 767-300 Passenger	4	1	5	5	—	5	5	—	5
Boeing 777-200 Passenger	3	—	3	3	—	3	3	—	3
Boeing 757-200 Combi	4	—	4	4	—	4	4	—	4
Airbus A321-200 Freighter	—	3	3	—	3	3	—	—	—
Total	24	91	115	20	90	110	20	91	111
Operating lease or customer-provided
Boeing 767-200 Passenger	1	—	1	1	—	1	1	—	1
Boeing 767-300 Passenger	5	—	5	3	—	3	3	—	3
Boeing 767-200 Freighter	2	—	2	2	—	2	2	—	2
Boeing 767-300 Freighter	25	—	25	14	—	14	11	—	11
Total	33	—	33	20	—	20	17	—	17
Other aircraft
Owned
Boeing 767-300 under or awaiting modification	—	7	7	—	14	14	—	15	15
Airbus A321-200 under or awaiting modification	—	1	1	—	6	6	—	7	7
Airbus A330 under or awaiting modification	—	6	6	—	3	3	—	—	—
Airbus A321-200 available for lease	—	5	5	—	—	—	—	—	—
Boeing 767 available for lease	—	—	—	—	4	4	—	—	—

As of December 31, 2024, ABX, ATI and OAI were leasing 24 in-service aircraft internally from CAM for use in ACMI Services. Of CAM's eight externally leased Boeing 767-200 freighter aircraft, one was leased to DHL and operated by ABX and seven were leased to other external customers. Of the 79 externally leased Boeing 767-300 freighter aircraft, 30 were leased to ASI and operated by ATI, nine were leased to DHL and operated by ABX, four were leased to DHL and were being operated by a DHL-affiliated airline and 36 were leased to other external customers. The carrying values of the total in-service fleet as of December 31, 2024, 2023 and 2022 were $2,060.0 million, $1,898.7 million and $1,741.7 million, respectively. The carrying value of the Airbus A321-200's available for lease was $72.6 million as of December 31, 2024.

2024 Compared to 2023

CAM

As of December 31, 2024 and 2023, CAM had 91 and 90 aircraft, respectively, under lease to external customers. CAM's revenues decreased by $27.0 million during 2024 compared to 2023. Revenues from external customers totaled $329.0 million and $354.0 million for 2024 and 2023, respectively. CAM's revenues from the Company's airlines totaled $105.1 million during 2024, compared to $107.0 million for 2023. CAM's aircraft leasing and related services revenues, which exclude customer lease incentive amortization, decreased $30.1 million in 2024 compared to 2023. Revenues decreased during 2024 due to the scheduled returns of Boeing 767-200 freighter aircraft from lease and lower hours flown by engines in our Boeing 767-200 engine power program. During 2024, CAM added nine Boeing 767-300 freighter aircraft and placed all nine of these aircraft with external customers under long-term leases. During that same time period, nine Boeing 767-200 freighter aircraft and four Boeing 767-300 freighter aircraft were returned from lease. CAM's revenues from its 767-200 engine power program decreased $17.4 million during 2024 compared to the prior year due primarily to the reduction in leased 767-200 aircraft.

CAM's pre-tax earnings, inclusive of internally allocated interest expense and the amortization of customer incentives, were $42.3 million and $109.4 million during 2024 and 2023, respectively. Pre-tax earnings were negatively impacted by reduced revenues from Boeing 767-200 leases and engines.  Additionally, depreciation expense increased $33.6 million for 2024 due primarily to the addition of 19 Boeing aircraft and three Airbus A321-200 aircraft since the beginning of 2023. Reduced pre-tax earnings include $11.7 million more of internally allocated interest expense due to higher company-wide interest expense during 2024 compared to 2023.

CAM's future operating results will depend on a number of factors including additional aircraft deployments, the continued demand from lessees for mid-sized widebody freighters, our ability to convert passenger aircraft into freighters within planned costs and within the time frames required by customers and the lease rates under which aircraft are redeployed or renewed.  CAM's future operating results will also depend on depreciation expense for newly modified aircraft as an aircraft reaches service condition, the sale price of aircraft which could be sold, interest expense, revenues from the utilization of the engines that power our Boeing 767-200 aircraft and other factors.  Further, certain airline customers serving international routes have in recent times experienced and could further experience a weakness in demand from the large integrators and markets they serve. This could lead to a disruption in our expected revenues and cash remittances from one or more customers. CAM's pre-tax earnings are subject to changes from market interest rates and our level of debt. Changes to market conditions could affect the demand for modified aircraft or the projected returns on our fleet expansion from the outcomes currently expected, and further, management may take additional actions such as the further deferral or cancellation of planned growth investments or the divestiture of certain aircraft.

ACMI Services

Total revenues in 2024 from ACMI Services decreased $43.7 million, or 3% compared with revenues for 2023. Decreased revenues for 2024 reflected a 6% decrease in overall customer block hours during 2024. During 2024, block hours flown for our customers' delivery networks decreased 5% compared to 2023 reflecting the removal of certain Boeing 767-200 aircraft and fewer international flights. Block hours for passenger services during 2024, including operation of Boeing 757 combi aircraft, decreased 14% compared to 2023 and were impacted by lower flying requirements of the DoD.  Revenues for ACMI Services were also reduced in 2024 by $13.0 million for more customer incentive charges compared to 2023 for additional stock warrants granted to Amazon in May of 2024.  As of December 31, 2024 and 2023, ACMI Services included 97 and 88 in-service aircraft, respectively.

ACMI Services had pre-tax earnings of $0.7 million during 2024, compared to $32.0 million for 2023 inclusive of internally allocated interest expense and the amortization of customer incentives. In addition to the lower flying levels and reduced revenues, ACMI Services experienced increased expenses for depreciation and amortization and employee compensation.  The decline in earnings during 2024 reflects the reduced operations our customers' passenger flying requirements during 2024 compared to 2023.

Beginning in the third quarter of 2024, ACMI Services began to operate ten customer-provided Boeing 767-300 aircraft that were added to our flight operations for ASI.  ACMI Services benefited during the fourth quarter of 2024 from customer rate increases.  Profitability in ACMI Services will depend on a number of factors, including customer flight schedules, the impact of inflation on operating expenses, customer billing rates, crewmember productivity and pay, employee attrition, employee benefits, aircraft maintenance schedules and the number of aircraft we operate.  The war in Israel and conflicts in other parts of the world may also affect our operations, reducing the number of flights that we operate for the DoD and other customers.

Other Activities

We provide other support services to our ACMI Services customers and other airlines by leveraging our knowledge and capabilities developed for our own operations over the years. Through our FAA certificated maintenance and repair subsidiaries, we sell aircraft parts and provide aircraft maintenance and modification services. We also provide mail sorting, parcel handling and logistical support to USPS facilities and similar services to other customers in the U.S. We provide maintenance for ground equipment, facilities and material handling equipment and we resell aviation fuel in Wilmington, Ohio. Additionally, we provide flight training services.

External customer revenues from all other activities decreased $39.9 million to $277.1 million in 2024 compared to 2023. Revenues during 2024 decreased due to the lower aggregate sales of aviation fuel resulting from lower fuel prices and gallons sold compared to 2023. Revenues for ground services and aircraft maintenance also declined.  Pre-tax earnings from other activities increased by $9.1 million to a pretax loss of $2.1 million in 2024. The increase in 2024 earnings reflects a revenue mix of higher margin airframe maintenance contracts instead of lower margin line maintenance revenues, and lower employee turnover.  Additionally, lower overhead expenses and inventory adjustments during 2024 contributed to improved earnings compared to 2023.

Expenses from Continuing Operations

Salaries, wages and benefits expense decreased $0.8 million or less than 1% during 2024 compared to 2023. The number of employees declined 6% at the end of 2024 compare to 2023, including a reduction in the number of employees providing ground services due to fewer customer ground services contracts.  While the number of total employees was less compared to 2023 the related expenses have been impacted by higher wage rates, schedule step increases for employees hired in recent years, as well as training and preparation expenses for adding aircraft during 2024.  Inflationary pressures and employee attrition may impact wages in the future.

Depreciation and amortization expense increased $41.6 million during 2024 compared to 2023. The increase reflects incremental depreciation for 22 aircraft added to our owned fleet over the last two years and increased amortization of intangible assets related to customer contracts.  Increased depreciation from newly converted aircraft was partially offset by lower depreciation for our fleet of Boeing 767-200 aircraft. We expect depreciation expense to continue to increase during future periods in conjunction with our fleet expansion, engine programs and capital spending plans.

Maintenance, materials and repairs expense decreased by $17.9 million during 2024 compared to 2023. This expense line includes the cost of materials and repairs to maintain aircraft and engines, as well as similar costs for providing maintenance services to customers. Fewer scheduled and unscheduled maintenance events occurred in 2024 compared to 2023.  The aircraft maintenance and material expenses can vary among periods due to the number of maintenance events and the scope of airframe checks that are performed.

Fuel expense decreased by $50.0 million during 2024 compared to 2023. Fuel expense includes the cost of fuel to operate DoD flights, fuel used to position aircraft for service and for maintenance purposes, as well as the cost of fuel we resell to customers at the airport in Wilmington, Ohio.  The decrease in fuel expense reflects a decrease in block hours flown, lower gallons sold and a decrease in the price of fuel.

Contracted ground and aviation services expense includes navigational services, aircraft and cargo handling services, baggage handling services and other airport services. Contracted ground and aviation services increased $2.2 million during 2024 compared to 2023 and was impacted by price inflation. Contracted ground and aviation services vary with the level and the locations of passenger airline services we provide.

Travel expense decreased by $4.7 million during 2024 compared to 2023. Although travel expenses were impacted by higher airfares and hotel rates compared to 2023, the decline in flight activity resulted in lower travel expenses.

Landing and ramp expense, which includes the cost of deicing chemicals, decreased by $1.2 million during 2024 compared to 2023, driven by less flying.

Insurance expense increased by $1.7 million during 2024 compared to 2023 due to increased number of aircraft.

Transaction fees and expenses related to the Merger were $8.3 million during 2024 (see Note P of the accompanying consolidated financial statements for additional information).

Other operating expenses decreased by $15.2 million during 2024 compared to 2023. Other operating expenses for 2024 include decreases for professional fees, commission expense to our CRAF team for DoD revenues and lower flight expenses due to less airline activity.

Non Operating Income, Adjustments and Expenses

Interest expense increased by $10.0 million during 2024 compared to 2023.  Interest rates under our Senior Credit Agreement increased year over year. Additionally, during August 2023 we issued the 2023 Convertible Notes bearing interest at 3.875%, proceeds from which were used in part to replace $204.5 million of convertible notes bearing 1.125% which matured in 2024.  The Company's borrowing levels and interest expense will be impacted by the Merger.

We recorded unrealized pre-tax gains on financial instrument re-measurements of $2.8 million during 2024, compared to pre-tax losses of $1.0 million for 2023. The gains and losses include re-valuing, as of December 31, 2024 and 2023, the stock warrants and ATSG stock sale option granted to Amazon and interest rate swaps that we hold. Generally, the warrant values increase or decrease with corresponding increases or decreases in the ATSG common stock price during the measurement period. Additionally, the value of warrants depends partially on the probability that warrants will vest upon the execution of aircraft leases. Increases in the probability of warrants vesting and the sales option exercise price being above the traded ATSG price results in higher liabilities and losses. During 2023, ATSG repurchased $204.5 million of par value of the 2017 Convertible Notes in the open market resulting in a net pre-tax gain of $1.3 million, net of fees which was recorded under net gain on financial instruments on the income statement during the corresponding period.  During 2023, we recorded a pre-tax charge of $0.9 million to write-off debt issuance costs for the repurchase of a portion of our 2017 Convertible Notes.

Non-service component losses related to retiree benefit plans totaled pre-tax losses of $4.3 million for 2024, compared to settlement charges and non-service component pre-tax losses of $37.0 million for 2023. Charges for 2023 include pre-tax charges of $24.1 million due to pension settlement transactions related to certain participants of a pension plan funded by the Company. For additional information about the settlement transactions, see Note I of the accompanying consolidated financial statements. The non-service component gain and losses of retiree benefits and settlement charges are determined by actuaries. The non-service component gain and losses of retiree benefits include the amortization of unrecognized gain and loss stemming from changes in assumptions regarding discount rates, expected investment returns and other retirement plan assumptions. Non-service components of retiree benefits can vary significantly from one year to the next based on investment results and changes in discount rates used to account for defined benefit retirement plans.

Income tax expense from earnings from continuing operations decreased $9.6 million for 2024 compared to 2023. The effective tax rate from continuing operations was 35% for 2024 compared to 29% for 2023. The effective tax rate increased due to an increase in non-deductible items including executive compensation limits and the reinstatement of limitations on the deductible amount of business meals and per diem in 2024.  The increase also included the effects of the change in the timing of pension contributions and the effects of the early retirements of key employees.

As of December 31, 2024, we had operating loss carryforwards for U.S. federal income tax purposes of approximately $93.8 million which do not expire but the use of which is limited to 80% of taxable income in any given year. We expect to utilize the loss carryforwards to offset part of our federal income tax liabilities through 2025. Our taxable income earned from international flights is primarily sourced to the United States under international aviation agreements and treaties. When we operate in countries without such agreements, we could incur additional foreign income taxes. Aircraft leasing income earned by our Ireland-based subsidiary is taxed under Ireland's tax jurisdiction.

The effective rate can be impacted by a number of factors, including the continued impact of the apportionment of income among taxing jurisdictions, deductibility limitations for meals, employee compensation and per diem expenses and our leasing efforts in our Ireland-based subsidiary. We paid income taxes of $6.9 million in 2024.  We expect to pay more income tax after our net operating loss carryforwards are utilized during 2025.

Discontinued Operations

The financial results of discontinued operations primarily reflect workers' compensation cost adjustments and other benefits for former employees previously associated with ABX's former hub operations pursuant to which ABX performed package sorting services for DHL. Pre-tax earnings related to the former sorting operations were $0.0 million for 2024 compared to $0.7 million for 2023. Pre-tax earnings during 2023 were a result of reductions in self-insurance reserves for former employee claims and pension credits.

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

ACMI Services had pre-tax earnings of $32.0 million during 2023, compared to $95.2 million for 2022 inclusive of internally allocated interest expense. The decline in earnings during 2023 reflects the change in our revenue mix, the reduction in passenger flying, more flight delays and continued inflation on employee costs and travel expenses compared to 2022. As noted above, we experienced a lower mix of international flying for express networks customers and lower passenger revenues, both of which are generally priced at higher margins than domestic express network operations. During 2023, travel expenses, primarily to position flight crews and in some situations accommodate passengers, increased 17% per block hour compared to 2022. ACMI Services was also impacted by additional internally allocated interest expense of $7.6 million for 2023 compared to 2022 due to higher interest rates and debt balances in 2023.

Other Activities

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

We recorded unrealized pre-tax losses on financial instrument re-measurements of $1.0 million during 2023, compared to pre-tax gains of $9.0 million for 2022. The gains and losses include re-valuing, as of December 31, 2023 and 2022, the stock warrants and ATSG stock sale option granted to Amazon and interest rate swaps that we hold. Increases in the probability of warrants vesting and the sales option exercise price being above the traded ATSG price results in higher liabilities and losses. During 2023, ATSG repurchased $204.5 million of par value of the 2017 Convertible Notes in the open market resulting in a net pre-tax gain of $1.3 million, net of fees which was recorded under net gain on financial instruments on the income statement during the corresponding period. Also, during 2022, we repurchased $120.0 million of par value of the Senior Notes in the open market resulting in a net pre-tax gain of $4.5 million, net of fees which was recorded under net gain on financial instruments on the income statement during the corresponding period.  We recorded a pre-tax charge of $0.9 million to write-off debt issuance costs for the repurchase of a portion of our 2017 Convertible Notes.

Settlement charges and non-service component losses related to retiree benefit plans totaled pre-tax losses of $37.0 million for 2023, compared to non-service component pre-tax gains of $20.0 million for 2022. Charges for 2023 include pre-tax charges of $24.1 million due to pension settlement transactions related to certain participants of a pension plan funded by the Company. For additional information about the settlement transactions, see Note I of the accompanying consolidated financial statements. The non-service component gain and losses of retiree benefits and settlement charges are determined by actuaries. The non-service component gain and losses of retiree benefits include the amortization of unrecognized gain and loss stemming from changes in assumptions regarding discount rates, expected investment returns and other retirement plan assumptions.

Income tax expense from earnings from continuing operations decreased $39.6 million for 2023 compared to 2022. The effective tax rate from continuing operations was 29% for 2023 compared to 25% for 2022. The effective tax rate increased due to an increase in non-deductible items including the reinstatement of limitations on the deductible amount of business meals and per diem in 2023. For 2022, business meals and per diem were 100% deductible, in part, to help boost the restaurant industry as part of the Consolidated Appropriations Act of 2021. The increase also included the effects of the change in the timing of pension contributions and the effects of the early retirements of key employees.

As of December 31, 2023, we had operating loss carryforwards for U.S. federal income tax purposes of approximately $173.3 million which do not expire but the use of which is limited to 80% of taxable income in any given year. We paid income taxes of $6.8 million in 2023.

Discontinued Operations

Pre-tax earnings related to the former sorting operations were $0.7 million for 2023 compared to $2.8 million for 2022. Pre-tax earnings during 2023 and 2022 were a result of reductions in self-insurance reserves for former employee claims and pension credits.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Net cash generated from operating activities totaled $532.8 million, $654.1 million and $472.1 million in 2024, 2023 and 2022, respectively. The decrease in operating cash flows for 2024 compared to 2023 was driven by lower customer revenues, increased prepayments to engine maintenance providers and timing of vendor payments. The increase in operating cash flows for 2023 compared to 2022 reflects faster payments from customers and lower customer accounts receivable balances.  Cash outlays for pension contributions were $1.3 million, $1.3 million and $1.3 million in 2024, 2023 and 2022, respectively.

Capital spending levels were primarily the result of aircraft modification costs and the acquisition of aircraft for freighter modification. Cash payments for capital expenditures were $331.0 million, $793.4 million and $599.4 million in 2024, 2023 and 2022, respectively. Capital expenditures in 2024 included $218.1 million for the acquisition of four Boeing 767-300 aircraft, three Airbus A330 aircraft and freighter modification costs; $100.6 million for required heavy maintenance; and $12.3 million for other equipment. Capital expenditures in 2023 included $574.0 million for the acquisition of eleven Boeing 767-300 aircraft, two Airbus A321-200 aircraft, three Airbus A330 aircraft and freighter modification costs; $206.4 million for required heavy maintenance; and $13.0 million for other equipment. Capital expenditures in 2022 included $412.6 million for the acquisition of eight Boeing 767-300 aircraft, six Airbus A321-200 aircraft and freighter modification costs; $173.8 million for required heavy maintenance; and $13.0 million for other equipment.

Cash proceeds of $46.7 million, $29.1 million and $15.9 million were received in 2024, 2023 and 2022, respectively, for the sale of aircraft engines and airframes.

During 2024, 2023 and 2022, we spent $20.4 million, $1.6 million and $16.5 million, respectively to invest in joint ventures. Our joint-venture with Precision Aircraft Solutions, LLC, developed a passenger-to-freighter conversion program for Airbus A321-200 aircraft and our joint venture with GA Telesis Engine Services, LLC provides engine tear-down services to harvest and sell engine parts.

Net cash used in financing activities was $221.1 and net cash provided by financing activities was $138.3 million and 85.6 million in 2023 and 2022, respectively.  During 2024, we made debt principal payments of $795.9 million and drew $580.0 million from the revolving credit facility under the Senior Credit Agreement and other financing arrangements. During 2023, we made debt principal payments of $225.6 million and drew $335.0 million from the revolving credit facility. Financing activities in 2023 included $90.7 million to repurchase shares of ATSG common stock in addition to the shares noted above. During 2022, we made debt principal payments of $365.6 million and drew $625.0 million from the revolving credit facility and paid $115.2 million to retire Senior Notes. Additionally during 2022, we used $53.9 million to repurchase shares of ATSG common stock.

In August 2023 we issued $400.0 million of unsecured convertible notes (for additional information about these notes see 2023 Convertible Notes in footnote F). We used $203.2 million of the proceeds to repurchase $204.5 million of the principal value of the 2017 Convertible Notes. Additionally, we used $118.5 million of the proceeds from the 2023 Convertible Notes to repurchase 5.4 million shares of ATSG common stock concurrently with the offering of the convertible notes. The Company used the remainder of the net proceeds from the offering to satisfy fees and expenses associated with the offering, to repay a portion of the outstanding borrowings under our revolving credit facility and for general corporate purposes.  In October 2024, upon maturity, the Company settled all of the principal due for the 2017 Convertible Notes in cash using the Company's revolving credit facility.

Commitments

Debt

We have obligations for interest and principal payments associated with our debt. As of December 31, 2024, our future debt obligations were $0.7 million in 2025, $0.7 million in 2026, $569.7 million in 2027, $580.7 million in 2028, $400.7 million in 2029, and $5.2 million thereafter. Additional debt or lower EBITDA may result in higher interest rates. See Note F of the accompanying consolidated financial statements for additional information about the timing of expected and future principal debt payments.  Upon closing of the Merger, the Company and certain of its subsidiaries will become guarantors of new debt instruments to finance the Merger.  See Note P of the accompanying consolidated financial statements for additional information about the Merger financing.

Leases

ATSG and its subsidiaries enter into leases for property, aircraft, engines and other types of equipment in the normal course of business. As of December 31, 2024, our future cash obligations for facility leases were $7.9 million in 2025, $5.3 million in 2026, $4.6 million in 2027, $3.5 million in 2028, $2.5 million in 2029 and $3.4 million thereafter.  As of December 31, 2024, our future obligations for aircraft and other leases were $12.6 million in 2025, $7.5 million in 2026, $5.0 million in 2027, $3.9 million in 2028, $3.9 million in 2029 and $0.6 million thereafter.  See Note H to the accompanying consolidated financial statements for further detail.

Aircraft purchase and modifications

We expect to increase the size of CAM's fleet in 2025 and beyond through the purchase and modification of additional aircraft. The modification primarily consists of the installation of a standard cargo door and loading system. The Company outsources a significant portion of the aircraft freighter modification process to non-affiliated third parties.  The Company has agreements with vendors for the conversion of Boeing 767-300, Airbus A321 and Airbus A330 passenger aircraft into a standard configured freighter aircraft.  In addition to the aircraft purchase commitments, we are required to make cash deposits for conversion slots.  As of December 31, 2024, the Company owned seven Boeing 767-300 aircraft, one Airbus A321-200 aircraft and six Airbus A330 aircraft that were in or awaiting the modification process. As of December 31, 2024, the Company has agreements to purchase two more Boeing 767-300 aircraft through 2026. As of December 31, 2024, the Company's commitments to acquire and convert these aircraft totaled $261.4 million, including estimated payments of $116.3 million through 2025 and the remaining payments through 2028. Actual conversion payments will be based on the achievement of progress milestones. The Company has 24 additional conversion slots with scheduled induction dates beginning in 2025.  The total cost to secure corresponding passenger aircraft feedstock and complete these 24 aircraft conversions will depend on the sourcing of aircraft, engine conditions and progress of each aircraft's conversion process.  See Note H to the accompanying consolidated financial statements for further details.

Defined benefit pension

We provide defined benefit pension plans to certain employee groups.  The timing of pension and post-retirement healthcare payments cannot be reasonably determined, except for $2.2 million expected to be funded in 2025. For additional information about our pension obligations, see Note I of the accompanying consolidated financial statements.

Liquidity

At December 31, 2024, we had $60.6 million of cash balances and $341.6 million available from the unused portion of the revolving credit facility under the Senior Credit Agreement as described in Note F of the accompanying consolidated financial statements. We expect our operations to continue to generate significant net cash in-flows after deducting required spending for heavy maintenance and other sustaining capital expenditures.  We expect to incur a number of non-recurring costs associated with the Merger, including, among others, fees and expenses from financial advisors and other advisors and representatives, certain employment-related costs relating to employees of the Company and filing fees due in connection with required regulatory filings. Some of these costs have already been incurred or may be incurred regardless of whether the Merger is completed.

Assuming the continued operation of our business in the absence of the Merger, we believe that our current cash balance, forecasted cash flows provided from customer leases and operating agreements, combined with the Senior Credit Agreement, will be sufficient to fund the expansion and maintenance of our fleet while meeting our contractual obligations, other commitments and working capital requirements for at least the next twelve months. As previously discussed, we anticipate that the Merger will be consummated during the second quarter of 2025.  Upon the closing of the Merger, the Senior Credit Agreement will be terminated and replaced with a new credit facility. The discussion of liquidity in this paragraph is not intended to cover any period subsequent to the closing of the Merger. See Note F of the accompanying consolidated financial statements for additional information regarding our credit facilities and outstanding debt obligations.

Continued disruptions in the global supplies chain and labor shortages may delay aircraft modification projects, pushing contractual obligations into later periods and could decrease the projected amount of capital expenditures.

CRITICAL ACCOUNTING ESTIMATES

“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as certain disclosures included elsewhere in this Form 10-K, are based upon our consolidated financial statements included in this Form 10-K, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to select appropriate accounting policies and make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingencies. In certain cases, there are alternative policies or estimation techniques which could be selected. On an ongoing basis, we evaluate our selection of policies and the estimation techniques we use, including those related to revenue recognition, post-retirement liabilities, bad debts, self-insurance reserves, valuation of spare parts inventory, useful lives, salvage values and impairment of property and equipment, income taxes, contingencies and litigation. We base our estimates on historical experience, current conditions and on various other assumptions that are believed to be reasonable under the circumstances. Those factors form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources, as well as for identifying and assessing our accounting treatment with respect to commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions. We believe the following significant and critical accounting policies involve the more significant judgments and estimates used in preparing the consolidated financial statements.

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

Based on our analysis, the individual fair values of each reporting unit having goodwill exceeded their respective carrying values as of December 31, 2024. We have used the assistance of an independent business valuation firm in estimating an expected market rate of return, and in the development of a market approach for CAM and OAI separately, using multiples of EBITDA and revenues from comparable publicly traded companies. Our key assumptions used for CAM's goodwill testing include uncertainties, including the level of demand for cargo aircraft by shippers, the DoD and freight forwarders and CAM's ability to lease aircraft and the lease rates that will be realized. The demand for customer airlift is projected based on input from customers, management's interface with customer planning personnel and aircraft utilization trends. Our key assumptions used for OAI's goodwill testing include the number of aircraft that OAI will operate, the amount of revenues that the aircraft will generate, the number of flight crews and the cost of needed flight crews. Our key assumptions used for goodwill testing of our subsidiaries Pemco and Trifactor Solutions, LLC include the level of revenues that customers will seek and the cost of labor, parts and contract resources expected to be utilized. Certain events or changes in circumstances could negatively impact our key assumptions. Customer preferences may be impacted by changes in aviation fuel prices. Key customers, including ASI, DHL and the DoD may decide that they do not need as many aircraft as projected or may find alternative providers.

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

As of December 31, 2024, we had significant deferred tax assets including net operating loss carryforwards (“NOL CFs”) for federal income tax purposes. Based upon projections of taxable income, we determined that it was more likely than not that the NOL CFs will be realized in 2024 and beyond.

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

The accounting and valuation for these post-retirement obligations are determined by prescribed accounting and actuarial methods that consider a number of assumptions and estimates. The selection of appropriate assumptions and estimates is significant due to the long period over which benefits will be accrued and paid. The long term nature of these benefit payouts increases the sensitivity of certain estimates on our post-retirement costs. In actuarially valuing our pension obligations and determining related expense amounts, key assumptions include discount rates, expected long term investment returns, retirement ages and mortality. Actual results and future changes in these assumptions could result in future costs that are materially different than those recorded in our annual results of operations.

Our actuarial valuation includes an assumed long term rate of return on pension plan assets of 6.65% and 6.55% for crewmember plans and non-crewmember plans, respectively. Our assumed rate of return is based on a targeted long term investment allocation of 30% equity securities, 65% fixed income securities and 5% cash. The actual asset allocation at December 31, 2024, was 30% equities, 69% fixed income and 1% cash. The pension trust includes $155.1 million of investments whose fair values have been estimated in the absence of readily determinable fair values. Such investments include private equity, hedge fund investments and real estate funds. Management’s estimates are based on information provided by the fund managers or general partners of those funds.

In evaluating our assumptions regarding expected long term investment returns on plan assets, we consider a number of factors, including our historical plan returns in connection with our asset allocation policies, assistance from investment consultants hired to provide oversight over our actively managed investment portfolio, and long term inflation assumptions. The selection of the expected return rate materially affects our pension costs. Our expected long term rate of return was 6.65% for crewmember plans and 6.55% for non-crewmember plans after analyzing expected returns on investment vehicles and considering our long term asset allocation expectations. Fluctuations in long-term interest rates can have an impact on the actual rate of return. If we were to lower our long term rate of return assumption by a hypothetical 100 basis points, expense in 2024 would be increased by approximately $4.9 million. We use a market value of assets as of the measurement date for determining pension expense.

In selecting the interest rate to discount estimated future benefit payments that have been earned to date to their net present value (defined as the projected benefit obligation), we match the plan’s benefit payment streams to high-quality bonds of similar maturities. The selection of the discount rate not only affects the reported funded status information as of December 31 (as shown in Note I to the accompanying consolidated financial statements), but also affects the succeeding year’s pension and post-retirement healthcare expense. The discount rates selected for December 31, 2024, based on the method described above, were 5.70% for crewmembers and 5.80% for non-crewmembers. If we were to lower our discount rates by a hypothetical 50 basis points, pension expense in 2024 would be increased by approximately $5.7 million.

Our mortality assumptions at December 31, 2024, reflect the most recent projections released by the Actuaries Retirement Plans Experience Committee, a committee within the Society of Actuaries, a professional association in North America. The assumed future increase in salaries and wages is not a significant estimate in determining pension costs because each defined benefit pension plan was frozen during 2009 with respect to additional benefit accruals.

Our corridor approach amortizes into earnings variances in plan assets and benefit obligations that are a result of the previous measurement assumptions when the net deferred variances exceed 10% of the greater of the market value of plan assets or the benefit obligation at the beginning of the year. The amount in excess of the corridor is amortized over the average remaining service period to retirement date of active plan participants. The average remaining service period to retirement is an assumption that reflects the estimated retirement date based on recent retirement data and could be subject to changes as a result of increased delayed retirements or increased early retirements. This assumption is based on the study of demographic information and actual experience. The average remaining service years was estimated to be 2.64 years and 5.95 years for crew members and non-crewmembers respectively as of December 31, 2024.

The following table illustrates the sensitivity of the aforementioned assumptions on our pension expense, pension obligation and accumulated other comprehensive income (in thousands):

	Effect of change
		December 31, 2024
			Accumulated
	2024		other
	Pension	Pension	comprehensive
Change in assumption	expense	obligation	income (pre-tax)
100 basis point decrease in rate of return	$4,921	$—	$—
50 basis point decrease in discount rate	5,666	(23,492)	23,492
Aggregate effect of all the above changes	10,587	(23,492)	23,492

New Accounting Pronouncements

For information regarding recently issued accounting pronouncements and the expected impact on our annual statements, see Note A to the consolidated financial statements included in this Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk for increasing interest rates.

The Company has entered into interest rate swap instruments. As a result, fluctuations in interest rates will result in the recording of unrealized gains and losses on interest rate derivatives held by the Company. The combined notional values were $200.0 million as of December 31, 2024. See Note G in the accompanying consolidated financial statements for a discussion of our accounting treatment for these hedging transactions.

As of December 31, 2024, the Company had $971.1 million of fixed interest rate debt and $569.0 million of variable interest rate debt outstanding. Variable interest rate debt exposes the Company to differences in future cash flows resulting from changes in market interest rates. Variable interest rate risk can be quantified by estimating the change in annual cash flows resulting from a hypothetical 50% increase in interest rates. A hypothetical 50% increase or decrease in interest rates would have resulted in a change in interest expense of approximately $20.6 million for 2024.

The convertible debt and Senior Notes issued at fixed interest rates are exposed to fluctuations in fair value resulting from changes in market interest rates. Fixed interest rate risk can be quantified by estimating the change in fair value of our long term convertible debt and Senior Note. As of December 31, 2024, increases in market interest rates contributed to an approximately $9.5 million decrease in fair value. A 50% increase in interest rates would have decreased the book value of the Company's fixed interest rate convertible debt and Senior Notes by approximately $67.6 million.

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

As of December 31, 2024, the Company's liabilities reflected certain stock warrants issued to Amazon. The fair value of the stock warrants obligation is re-measured at the end of each reporting period and marked to market. The fair value of the stock warrants is dependent on a number of factors which change, including ATSG's common stock price, the volatility of ATSG's common stock and the risk-free interest rate. See Note D in the accompanying consolidated financial statements for further information about the fair value of the stock warrants.

The Company sponsors defined benefit pension plans and post-retirement healthcare plans for certain eligible employees. The Company's related pension expense, plans' funded status, and funding requirements are sensitive to changes in interest rates. The funded status of the plans and the annual pension expense is recalculated at the beginning of each calendar year using the fair value of plan assets, market-based interest rates at that point in time, as well as assumptions for asset returns and other actuarial assumptions. Higher interest rates could result in a lower fair value of plan assets and increased pension expense in the following years. At December 31, 2024, ABX's defined benefit pension plans had total investment assets of $508.4 million under investment management. See Note I in the accompanying consolidated financial statements for further discussion of these assets.

The Company is exposed to market risk for changes in the price of jet fuel. The risk associated with jet fuel, however, is largely mitigated by reimbursement through the agreements with the Company's customers.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Note P - Merger Agreement	85

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Air Transport Services Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Air Transport Services Group, Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes and the schedule listed in the Index at Item 15(a)(2) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Stock Warrant Obligations - Fair Value Measurements - Level 3 Liabilities - Refer to Note D to the Financial Statements

Critical Audit Matter Description

In conjunction with a lease incentive agreement entered into with a customer on December 20, 2018, the Company conditionally granted to the customer unvested warrants to purchase shares of the Company’s common stock, which vest as additional aircraft leases are executed, or through placement of additional customer provided aircraft into service with ATSG. These warrants do not have a readily determinable market value and were valued at $17.8 million as of December 31, 2024, based on a pricing model using several inputs. Those inputs include significant observable and unobservable inputs.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to a significant unobservable input used in management's estimate of fair value of the conditionally granted unvested warrants included the following, among others:

•	We tested the effectiveness of management’s controls over the valuation of these warrants, which included a control over the significant unobservable input.

•

We evaluated the reasonableness of management's estimate of the probability that future vesting events will occur by assessing the Company's forecast for aircraft leases and extensions, the Company's projected aircraft availability, and related internal and external communications.

•

We performed a retrospective review of management's ability to accurately estimate the probability of future vesting events occurring by comparing (1) prior period estimates of probability to actual dates of vesting events, and (2) prior period estimates of aircraft availability and customer action to actual results.

•	We assessed the consistency by which management has applied business assumptions to a significant unobservable input.

•	With the assistance of our fair value specialists, we developed independent fair value estimates and compare our estimates to the Company's recorded amounts.

/s/ Deloitte & Touche LLP

Cincinnati, Ohio

March 3, 2025

We have served as the Company's auditor since 2002.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2024	December 31, 2023
ASSETS
CURRENT ASSETS:
Cash, cash equivalents and restricted cash	$60,576	$53,555
Accounts receivable, net of allowance of $1,245 and $1,065 in 2024 and 2023	208,269	215,581
Inventory	49,867	49,939
Prepaid supplies and other	32,870	26,626
TOTAL CURRENT ASSETS	351,582	345,701
Property and equipment, net	2,752,305	2,820,769
Customer incentive	125,704	60,961
Goodwill and acquired intangibles	467,324	482,427
Operating lease assets	53,728	54,060
Other assets	143,068	118,172
TOTAL ASSETS	$3,893,711	$3,882,090
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$236,939	$227,652
Accrued salaries, wages and benefits	63,086	56,650
Accrued expenses	9,980	10,784
Current portion of debt obligations	661	54,710
Current portion of lease obligations	18,553	20,167
Unearned revenue and grants	30,001	30,226
TOTAL CURRENT LIABILITIES	359,220	400,189
Long term debt	1,548,080	1,707,572
Stock obligations	17,752	1,729
Post-retirement obligations	17,397	19,368
Long term lease obligations	35,322	34,990
Other liabilities	135,135	64,292
Deferred income taxes	296,793	285,248
TOTAL LIABILITIES	2,409,699	2,513,388
Commitments and contingencies (Note H)
STOCKHOLDERS’ EQUITY:
Preferred stock, 20,000,000 shares authorized, including 75,000 Series A Junior Participating Preferred Stock	—	—
Common stock, par value $0.01 per share; 150,000,000 shares authorized; 65,888,047 and 65,240,961 shares issued and outstanding in 2024 and 2023, respectively	659	652
Additional paid-in capital	915,990	836,270
Retained earnings	616,643	589,209
Accumulated other comprehensive loss	(49,280)	(57,429)
TOTAL STOCKHOLDERS’ EQUITY	1,484,012	1,368,702
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,893,711	$3,882,090

See notes to consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	December 31,
	2024	2023	2022
REVENUES	$1,961,971	$2,070,611	$2,045,469
OPERATING EXPENSES
Salaries, wages and benefits	685,099	685,940	666,950
Depreciation and amortization	384,617	342,985	331,064
Maintenance, materials and repairs	194,902	212,767	162,122
Fuel	228,518	278,528	275,512
Contracted ground and aviation services	76,469	74,273	77,026
Travel	123,860	128,584	111,989
Landing and ramp	16,276	17,486	16,583
Rent and related expenses	31,157	31,703	30,437
Insurance	11,508	9,790	9,666
Merger transaction fees	8,284	—	—
Other operating expenses	73,478	88,723	78,637
	1,834,168	1,870,779	1,759,986
OPERATING INCOME	127,803	199,832	285,483
OTHER INCOME (EXPENSE)
Interest income	959	766	415
Settlement charges and non-service component gains of retiree benefits	(4,341)	(37,017)	20,046
Debt issuance costs	—	(936)	—
Net gain (loss) on financial instruments	2,796	(962)	9,022
Loss from non-consolidated affiliates	(2,171)	(4,740)	(7,607)
Interest expense	(82,705)	(72,704)	(46,861)
	(85,462)	(115,593)	(24,985)
EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	42,341	84,239	260,498
INCOME TAX EXPENSE	(14,907)	(24,491)	(64,060)
EARNINGS FROM CONTINUING OPERATIONS	27,434	59,748	196,438
EARNINGS FROM DISCONTINUED OPERATIONS, NET OF TAXES	—	579	2,143
NET EARNINGS	$27,434	$60,327	$198,581

BASIC EARNINGS PER SHARE
Continuing operations	$0.42	$0.87	$2.67
Discontinued operations	—	0.01	0.03
TOTAL BASIC EARNINGS PER SHARE	$0.42	$0.88	$2.70

DILUTED EARNINGS PER SHARE
Continuing operations	$0.40	$0.82	$2.26
Discontinued operations	—	—	0.02
TOTAL DILUTED EARNINGS PER SHARE	$0.40	$0.82	$2.28

WEIGHTED AVERAGE SHARES
Basic	65,026	68,641	73,611
Diluted	67,309	75,561	88,324

See notes to consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	December 31,
	2024	2023	2022
NET EARNINGS	$27,434	$60,327	$198,581
OTHER COMPREHENSIVE INCOME (LOSS):
Defined Benefit Pension	7,942	45,487	(41,587)
Defined Benefit Post-Retirement	207	466	265
Foreign Currency Translation	—	20	—

TOTAL COMPREHENSIVE INCOME, net of tax	$35,583	$106,300	$157,259

See notes to consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31
	2024	2023	2022
OPERATING ACTIVITIES:
Net earnings from continuing operations	$27,434	$59,748	$196,438
Net earnings from discontinued operations	—	579	2,143
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	415,619	363,528	355,848
Pension and post-retirement	10,282	18,980	2,675
Deferred income taxes	8,714	16,529	54,862
Amortization of stock-based compensation	9,726	8,516	8,342
Loss from non-consolidated affiliates	2,171	4,740	7,607
Net loss (gain) on financial instruments	(2,796)	962	(9,022)
Debt issuance costs	—	936	—
Changes in assets and liabilities:
Accounts receivable	8,174	79,185	(96,223)
Inventory and prepaid supplies	(33,063)	11,997	(18,981)
Accounts payable	18,384	58,151	6,047
Unearned revenue	505	10,634	(26,430)
Accrued expenses, salaries, wages, benefits and other liabilities	74,837	(2,382)	14,755
Pension and post-retirement balances	(7,485)	16,472	(24,258)
Other	313	5,506	(1,683)
NET CASH PROVIDED BY OPERATING ACTIVITIES	532,815	654,081	472,120
INVESTING ACTIVITIES:
Expenditures for property and equipment	(331,006)	(793,447)	(599,431)
Proceeds from property and equipment	46,746	29,118	15,913
Acquisitions and investments in businesses	(20,445)	(1,600)	(16,545)
NET CASH (USED IN) INVESTING ACTIVITIES	(304,705)	(765,929)	(600,063)
FINANCING ACTIVITIES:
Principal payments on long term obligations	(795,866)	(225,639)	(365,628)
Proceeds from revolving credit facilities	580,000	335,000	625,000
Payments for financing costs	—	(10,779)	(1,803)
Proceeds from convertible note issuance	—	400,000	—
Repurchase of convertible notes	—	(203,247)	—
Repurchase of senior unsecured notes	—	—	(115,204)
Purchase of common stock	—	(155,349)	(53,868)
Withholding taxes paid for conversion of employee stock awards	(5,223)	(2,986)	(2,916)
Other financing related proceeds	—	1,269	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(221,089)	138,269	85,581

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,021	26,421	(42,362)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	53,555	27,134	69,496
CASH AND CASH EQUIVALENTS AT END OF YEAR	$60,576	$53,555	$27,134

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amount capitalized	$82,297	$51,873	$47,194
Federal and state income taxes paid	$6,924	$6,835	$6,205
Restricted balance of cash	$6,155	$17,173	$1,886
SUPPLEMENTAL NON-CASH INFORMATION:
Accrued expenditures for property and equipment	$32,015	$41,703	$56,433

See notes to consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

					Accumulated
	Common Stock		Additional		Other
			Paid-in	Accumulated	Comprehensive
	Number	Amount	Capital	Earnings	Income (Loss)	Total
BALANCE AT DECEMBER 31, 2021	74,142,183	$741	$1,074,286	$309,430	$(62,080)	$1,322,377
Stock-based compensation plans
Grant of restricted stock	118,310	1	(1)	—	—	—
Issuance of common shares, net of withholdings	66,263	1	(2,917)	—	—	(2,916)
Forfeited restricted stock	(5,700)	—	—	—	—	—
Purchase of common stock	(1,993,298)	(20)	(53,848)	—	—	(53,868)
Cumulative effect in change in accounting principle	—	—	(39,559)	20,871	—	(18,688)
Amortization of stock awards and restricted stock	—	—	8,342	—	—	8,342
Total comprehensive income (loss)	—	—	—	198,581	(41,322)	157,259
BALANCE AT DECEMBER 31, 2022	72,327,758	$723	$986,303	$528,882	$(103,402)	$1,412,506
Stock-based compensation plans
Grant of restricted stock	265,361	3	(3)	—	—	—
Issuance of common shares, net of withholdings	49,619	—	(2,987)	—	—	(2,987)
Forfeited restricted stock	(16,000)	—	—	—	—	—
Purchase of common stock	(7,385,777)	(74)	(156,829)	—	—	(156,903)
Settlement of convertible note hedges and warrants	—	—	1,270	—	—	1,270
Amortization of stock awards and restricted stock	—	—	8,516	—	—	8,516
Total comprehensive income	—	—	—	60,327	45,973	106,300
BALANCE AT DECEMBER 31, 2023	65,240,961	$652	$836,270	$589,209	$(57,429)	$1,368,702
Stock-based compensation plans
Grant of restricted stock	754,659	8	(8)	—	—	—
Issuance of common shares, net of withholdings	(34,663)	—	(5,223)	—	—	(5,223)
Forfeited restricted stock	(72,910)	(1)	1	—	—	—
Modification of warrants	—	—	66,819	—	—	66,819
Grant of warrants	—	—	5,043	—	—	5,043
Amortization of warrants	—	—	3,362	—	—	3,362
Amortization of stock awards and restricted stock	—	—	9,726	—	—	9,726
Total comprehensive income	—	—	—	27,434	8,149	35,583
BALANCE AT DECEMBER 31, 2024	65,888,047	$659	$915,990	$616,643	$(49,280)	$1,484,012

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

The Company's primary leasing subsidiary, Cargo Aircraft Management, Inc. (“CAM”), leases aircraft to each of the Company's airlines as well as to non-affiliated airlines and other lessees. The Company's airlines, ABX Air, Inc. (“ABX”), Air Transport International, Inc. (“ATI”) and Omni Air International, LLC ("OAI") each have the authority, through their separate U.S. Department of Transportation ("DOT") and Federal Aviation Administration ("FAA") certificates, to transport cargo worldwide. The Company provides a combination of aircraft, crews, maintenance and insurance services for its customers' transportation network through crew, maintenance, and insurance ("CMI") and aircraft, crew, maintenance, and insurance ("ACMI") agreements and through charter contracts in which aircraft fuel is also included. The Company's subsidiary LGSTX Services, Inc. ("LGSTX") provides for the management of aircraft ground services.

In addition to its aircraft leasing and airline services, the Company offers a range of complementary services to delivery companies, freight forwarders, airlines and government customers. These include aircraft maintenance and modification services, aircraft parts supply, equipment maintenance services and load transfer and package sorting services for customers.

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

Cash includes restricted cash of $6.2 million as of December 31, 2024 and $17.2 million as of December 31, 2023. Restricted cash consists of customers’ deposits held in an escrow account as required by DOT regulations.

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

Depreciable lives are summarized as follows:

Boeing 777, 767 and 757 aircraft, Airbus A321 aircraft and flight equipment (years)	7 to 18
Ground equipment (years)	2 to 10
Leasehold improvements, facilities and office equipment (years)	3 to 25

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

Capitalized Interest

Interest costs incurred while aircraft are being modified are capitalized as an additional cost of the aircraft. Capitalized interest was $4.5 million, $8.2 million and $3.2 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

Self-Insurance

The Company is self-insured for certain workers’ compensation, employee healthcare, automobile, aircraft, and general liability claims. The Company maintains excess claim coverage with common insurance carriers to mitigate its exposure to large claim losses. The Company records a liability for reported claims and an estimate for incurred claims that have not yet been reported. Accruals for these claims are estimated utilizing historical paid claims data and recent claims trends. Other liabilities included $5.0 million and $3.7 million at December 31, 2024 and December 31, 2023, respectively, for self-insured reserves. Changes in claim severity and frequency could result in actual claims being materially different than the costs accrued.

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

The Company recognizes the benefit of a tax position taken on a tax return, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. An uncertain income tax position is not recognized unless it is more likely than not the position will be sustained. The Company recognizes interest and penalties accrued related to uncertain tax positions in operating expense.

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

Stock Warrants

The Company’s accounting for warrants granted to a customer is determined in accordance with the financial reporting guidance for equity-based payments to non-employees and for financial instruments.  Warrants conditionally promised to a customer related to the lease of aircraft and lease extensions were recorded as an incentive asset using their fair value at the projected time of issuance if they are probable of vesting at the time of grant.  The incentive is amortized against revenues over the duration of the related lease term.  The warrants granted in conjunction with aircraft lease incentives were recorded as liabilities at the time of grant and are reclassified to additional paid in capital at the time of the last vesting event.  The unexercised warrants that are classified in liabilities are re-measured to fair value at the end of each reporting period, resulting in a non-operating gain or loss.  The vested warrants issued as an incentive for aircraft services were recorded as an incentive asset and are amortized over the service contract period. The unvested warrants issued for aircraft services are recognized as additional paid in capital and contra revenue during their related vesting period.

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

The Company's ground services revenues include load transfer and sorting services, implementation of material handling equipment, facility and equipment maintenance services. These revenues are recognized as the services are performed for the customer over time. Revenues from implementation services and facility and equipment maintenance services are recognized over time and at a point in time depending on the nature of the customer contracts.

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

In December 2023, the FASB issued ASU No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." This standard enhances disclosures related to income taxes, including the rate reconciliation and information on income taxes paid. This ASU became effective for years beginning after January 1, 2025. The Company is assessing the impact of this ASU and upon adoption expects to include certain additional disclosures in the footnotes to its consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40)." This standard requires disaggregated disclosure of income statement expenses for public business entities. This ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements disclosure of significant segment expenses and other segment items by reportable segment.  ASU 2024-03 this ASU will become effective for the Company in 2027.  The Company is assessing the impact of this ASU and upon adoption expects that any impact would be limited to additional expense disclosures in the footnotes to its consolidated financial statements.

NOTE B—GOODWILL, INTANGIBLES AND EQUITY INVESTMENTS

Goodwill reflects the excess purchase price over the estimated fair value of net assets acquired in a business acquisition. As of December 31, 2024, 2023 and 2022, the goodwill amounts for reporting units that have goodwill were separately tested for impairment. To perform the goodwill impairment test, the Company determined the fair value of the reporting units using industry market multiples and discounted cash flows utilizing a market-derived cost of capital (level 3 fair value inputs). The goodwill amounts were not impaired.

The carrying amounts of goodwill are as follows (in thousands):

	CAM	ACMI Services	All Other	Total
Carrying value as of December 31, 2022	$153,290	$234,571	$8,113	$395,974
Carrying value as of December 31, 2023	$153,290	$234,571	$8,113	$395,974
Carrying value as of December 31, 2024	$153,290	$234,571	$8,113	$395,974

The Company's acquired intangible assets are as follows (in thousands):

	Airline	Amortizing
	Certificates	Intangibles	Total
Carrying value as of December 31, 2022	$9,000	$87,668	$96,668
Amortization	—	(10,215)	(10,215)
Carrying value as of December 31, 2023	$9,000	$77,453	$86,453
Amortization	—	(15,103)	(15,103)
Carrying value as of December 31, 2024	$9,000	$62,350	$71,350

The airline certificates have an indefinite life and therefore are not amortized. The Company amortizes finite-lived intangible assets, including customer relationship and STC intangibles, over 14 remaining years. The Company recorded intangible amortization expense of $15.1 million, $10.2 million and $12.5 million for the years ending December 31, 2024, 2023 and 2022, respectively. Estimated amortization expense for the next five years is $4.5 million each year.

Warrants granted to Amazon.com, Inc. ("Amazon") as an incentive to lease aircraft from the Company and warrants granted to Amazon as an incentive to contract aircraft operations from the Company are reflected as a customer incentive asset.  For additional information see Note C.  Customer incentive asset activity is summarized as follow (in thousands):

Customer
Incentive
Carrying value as of December 31, 2022	$79,650
Amortization	(18,689)
Carrying value as of December 31, 2023	$60,961
Amortization	(25,304)
Warrants modified for operating incentive	66,820
Grants for lease incentive	18,184
Grants for operating incentive	5,043
Carrying value as of December 31, 2024	$125,704

The customer incentive began to amortize in April 2016 with the commencement of certain aircraft leases. The amortization of the customer incentive asset is reflected as a reduction to revenues.  In addition to the incentive amortization, revenue is also reduced to reflect the value of warrants recorded in paid in capital as they vest.  As of December 31, 2024, based on the warrants granted to date, the Company expects to record amortization, as a reduction to the revenue, of $31.9 million, $27.2 million, $21.0 million, $18.8 million and $8.6 million for each of the next five years ending December 31, 2029.

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

During the 2024 and 2022 years, the Company contributed $19.8 million and $14.9 million to 321 Precision Conversions, LLC, respectively. The Company made no contributions to 321 Precision Conversions, LLC during 2023.  The Company also contributed $0.6 million, $1.6 million and $1.6 million to GA Telesis Engines Services, LLC during 2024, 2023 and 2022, respectively.

The carrying value of the joint ventures totaled $41.0 million and $22.7 million at December 31, 2024 and 2023, respectively, and are reflected in “Other Assets” in the Company’s consolidated balance sheets. The Company monitors its investments in affiliates for indicators of other-than-temporary declines in value on an ongoing basis in accordance with GAAP. If the Company determines that an other-than-temporary decline in value has occurred, it recognizes an impairment loss, which is measured as the difference between the recorded carrying value and the fair value of the investment. The fair value is generally determined using an income approach based on discounted cash flows or using negotiated transaction values.

NOTE C—SIGNIFICANT CUSTOMERS

Three customers each account for a significant portion of the Company's consolidated revenues. The percentage of the Company's revenues for the Company's three largest customers, for the years ended December 31, 2024, 2023 and 2022 are as follows:

	Year Ended December 31,
	2024	2023	2022
Customer	Percentage of Revenue
DoD	29%	30%	30%
Amazon	33%	34%	34%
DHL	14%	12%	12%

The accounts receivable from the Company's three largest customers as of December 31, 2024 and 2023 are as follows (in thousands):

	Year Ending December 31,
	2024	2023
Customer	Accounts Receivable
DoD	$45,685	$56,848
Amazon	83,894	74,509
DHL	14,188	8,040

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

DHL

The Company has had long-term contracts with DHL Network Operations (USA), Inc. and its affiliates ("DHL") since August 2003. The Company leases Boeing 767 aircraft to DHL under both long-term and short-term lease agreements. Under a separate crew, maintenance and insurance (“CMI”) agreement, the Company operates Boeing 767 aircraft that DHL leases from the Company. Pricing for services provided through the CMI agreement is based on pre-defined fees, scaled for the number of aircraft operated and the number of flight crews provided to DHL for its U.S. network. The Company provides DHL with scheduled maintenance services for aircraft that DHL leases. The Company also provides additional air cargo transportation services for DHL through ACMI agreements in which the Company provides the aircraft, crews, maintenance and insurance under a single contract. As of December 31, 2024, the Company leased 14 Boeing 767 freighter aircraft to DHL composed of one Boeing 767-200 aircraft and 13 Boeing 767-300 aircraft, with expirations between 2025 and 2031. Further, beginning in third quarter of 2022, the Company began to operate four Boeing 767 aircraft provided by DHL under an additional CMI agreement which currently runs through August 2027.  The Company also operates two Boeing 767-200 provided by DHL.

Amazon

The Company has been providing freighter aircraft, airline operations and services for cargo handling and logistical support for ASI, successor to Amazon.com Services, Inc., a subsidiary of Amazon.com, Inc. ("Amazon") since September 2015. On March 8, 2016, the Company entered into an Air Transportation Services Agreement (the “ATSA”) with ASI, pursuant to which CAM leases Boeing 767 freighter aircraft to ASI. The ATSA also provides for the operation of aircraft by the Company’s airline subsidiaries, and the management of ground services by the Company's subsidiary LGSTX Services, Inc. ("LGSTX"). As of December 31, 2024, the Company leased 30 Boeing 767 freighter aircraft to ASI with lease expirations between 2026 and 2031.  Additionally under the ATSA, the Company operated 21 Boeing 767 freighter aircraft provided by ASI as of December 31, 2024.

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

On May 6, 2024, the Company entered into a Third Amended and Restated Air Transportation Services Agreement with ASI (the “3rd A&R ATSA”) pursuant to which the Company, through its subsidiary air carriers, will sublease and operate 10 additional Boeing 767-300 freighter aircraft to be provided by ASI, with the potential to add up to 10 additional Boeing 767-300 freighter aircraft. The Company’s subsidiary air carriers began operating the initial group of ten aircraft by December 31, 2024. The initial term of the 3rd A&R ATSA runs through May 6, 2029, and may be extended by the parties for an additional five years subject to mutual agreement.  In conjunction with the execution of the 3rd A&R ATSA, the Company issued warrants to Amazon.

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

Also on May 6, 2024, in conjunction with the execution of the 3rd A&R ATSA, the Company and Amazon agreed upon the form of the warrant to be issued to purchase up to 2.9 million additional common shares (the “Third Subsequent Warrant”). The Third Subsequent Warrant was issued by the Company on November 8, 2024, in conjunction with the addition of the tenth incremental aircraft placed into service for Amazon pursuant to the 3rd A&R ATSA.  The Third Subsequent Warrant will vest in (i) one tranche of 291,500 shares of ATSG common stock upon Amazon’s entry into each aircraft lease extension with ATSG of at least three years in duration, and (ii) four equal tranches of 72,875 shares of ATSG common stock upon each placement by Amazon of additional aircraft into service with ATSG (i.e., aircraft beyond the tenth initial aircraft, up to a maximum of 10 additional aircraft), with the first tranche vesting with the placement of the aircraft into service and the remaining tranches vesting on each of the first three anniversaries thereof; provided that, for each of the second, third and fourth tranches, Amazon has compensated ATSG for a certain number of flight hours in a specified period immediately preceding such anniversary plus a certain number of flight hours per additional aircraft placed into service during such specified period.  The Third Subsequent Warrant will have a term of seven years and the exercise price is $15.89 per share of ATSG common stock.

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

As of December 31, 2024 and 2023, the Company's liabilities reflected warrants and Amazon sale options having a fair value of $17.8 million and $1.7 million, respectively. During the years ended December 31, 2024, 2023 and 2022, the re-measurements of warrants and sale options to fair value resulted in pre-tax gains of $2.2 million, pre-tax losses of $1.0 million and pre-tax gains of $0.2 million, respectively.

Warrant grants for common shares, in million, are summarized below as of December 31, 2024:

	Vested	Non-Vested
December 31, 2023	21.8	2.9
New grants	0.7	5.1
December 31, 2024	22.5	8.0

For all outstanding warrants vested, Amazon may select a cashless conversion option. If the per share price of ATSG common stock at the time of conversion is greater than the warrant exercise price and Amazon elects the cashless conversion option, Amazon would receive common shares equal to the full number of shares underlying the exercised warrant less the number of common shares having a market value equal to the aggregate exercise price.  Unvested warrants will be impacted by the Merger, as described in Note P.

Amazon is required to vote shares of ATSG it owns in excess of 14.9% of the outstanding shares in accordance with the recommendations of the ATSG Board of Directors (the "Board").

ATSG began certain repurchases of its own shares during October 2022 in conjunction with the expiration of certain government restrictions stemming from the Coronavirus Aid, Relief and Economic Security Act. Pursuant to the Investment Agreement, dated March 8, 2016, between Amazon and ATSG (as amended, the “2016 Investment Agreement”), if ATSG repurchases its own common shares, Amazon has the option to sell shares of ATSG common stock to ATSG to maintain its ownership percentage of less than 19.9% of ATSG's outstanding common shares. Pursuant to such terms, on August 14, 2023, Amazon sold 1,177,000 shares of ATSG common stock back to ATSG for cash of $22.9 million.  An option for Amazon to sell a certain number of shares to ATSG under certain conditions at a firm price was modified with the May 6, 2024 amendment to the 2016 Investment Agreement in favor an agreement that the sale price shall be the volume weighted average price of ATSG’s common stock for the 30 trading days preceding ATSG’s notice to Amazon of a repurchase program.  Any sale election by Amazon that creates an obligation for ATSG to purchase the shares of ATSG’s common stock designated by Amazon is limited to the volume of ATSG common stock that would reduce Amazon’s beneficial ownership of ATSG common stock to 19.5% of the then issued and outstanding amount.

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

The fair value of the stock warrant obligations to ASI were determined using a Black-Scholes pricing model which considers various assumptions, including ATSG's common stock price, the volatility of ATSG's common stock, the expected dividend yield, exercise price and the risk-free interest rate (Level 2 inputs). The fair value of the stock warrant obligations for unvested stock warrants, conditionally granted to Amazon for the execution of incremental, future aircraft leases, include additional assumptions including the expected exercise prices and the probabilities that future vesting events will occur (Level 3 inputs). The fair value of the sale option for Amazon to sell back shares to the Company under certain conditions was determined based on future share repurchase scenarios. Judgment was applied to determine the number of shares that would be repurchased.by the Company at a certain price and the probability of each scenario (Level 3 inputs).

The following table reflects assets and liabilities that are measured at fair value on a recurring basis (in thousands):

As of December 31, 2024	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents—money market	$—	$1,428	$—	$1,428
Interest rate swap	—	97	—	97
Total Assets	$—	$1,525	$—	$1,525
Liabilities
Stock warrant obligations	$—	$—	$(17,752)	$(17,752)
Total Liabilities	$—	$—	$(17,752)	$(17,752)

As of December 31, 2023	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents—money market	$—	$1,248	$—	$1,248
Total Assets	$—	$1,248	$—	$1,248
Liabilities
Interest rate swap	$—	$(529)	$—	$(529)
Sale option	—	—	(1,258)	(1,258)
Stock warrant obligations	—	—	(471)	(471)
Total Liabilities	$—	$(529)	$(1,729)	$(2,258)

At December 31, 2024 and 2023, unvested stock warrants from the 2018 Amazon agreement were valued using additional assumptions for an expected grant date, expected exercise price, the risk free rate to the expected grant date and the probabilities that future leases will occur.

As a result of higher market interest rates compared to the stated interest rates of the Company’s fixed rate debt obligations, the fair value of the Company’s debt obligations, based on Level 2 observable inputs, was approximately $9.5 million less than the carrying value, which was $1,548.7 million at December 31, 2024. As of December 31, 2023, the fair value of the Company’s debt obligations was approximately $97.6 million less than the carrying value, which was $1,762.3 million. The non-financial assets, including goodwill, intangible assets and property and equipment are measured at fair value on a non-recurring basis.

NOTE E—PROPERTY AND EQUIPMENT

The Company's property and equipment consists primarily of cargo aircraft, aircraft engines and other flight equipment. Property and equipment, to be held and used, is summarized as follows (in thousands):

	December 31,	December 31,
	2024	2023
Flight equipment	$4,226,411	$3,865,049
Ground equipment	69,303	72,463
Leasehold improvements, facilities and office equipment	45,463	42,120
Aircraft modifications and projects in progress	352,733	638,631
	4,693,910	4,618,263
Accumulated depreciation	(1,941,605)	(1,797,494)
Property and equipment, net	$2,752,305	$2,820,769

Aircraft modification projects include $25.6 million of payments for future conversions as of December 31, 2024. CAM owned aircraft with a carrying value of $1,780.6 million and $1,640.9 million that were under lease to external customers as of December 31, 2024 and 2023, respectively.

NOTE F—DEBT OBLIGATIONS

Debt obligations consisted of the following (in thousands):

	December 31, 2024	December 31, 2023

Revolving credit facility	569,000	730,000
Senior notes	579,054	578,574
Convertible notes	392,049	444,420
Other financing arrangements	8,638	9,288
Total debt obligations	1,548,741	1,762,282
Less: current portion	(661)	(54,710)
Total long term obligations, net	$1,548,080	$1,707,572

The Company is a party to a syndicated credit agreement (as amended, the “Senior Credit Agreement”) which includes the ability to execute term loans and a revolving credit facility. The Senior Credit Agreement includes a revolving credit facility of up to $1 billion, has a maturity date of October 19, 2027, requires a collateral to outstanding loan ratio of 1.25:1:00 and permits cash dividends and share repurchases provided the secured leverage ratio is less than 3.00 to 1.00 and the total leverage ratio is less than 3.50 to 1.00.  The interest rate under the Senior Credit Agreement is a pricing premium added to the Secured Overnight Financing Rate defined therein ("SOFR") based upon the ratio of the Company’s debt to its earnings before interest, taxes, depreciation and amortization expenses (“EBITDA”) as defined under the Senior Credit Agreement. Under the terms of the Senior Credit Agreement, interest rates are adjusted at least quarterly based on the Company’s EBITDA, its outstanding debt level and prevailing SOFR or prime rates. At the Company’s debt-to-EBITDA ratio as of December 31, 2024, the SOFR-based financing for the revolving credit facility bears a variable interest rate of 5.90%.  As of December 31, 2024, the unused revolving credit facility available to the Company at the trailing 12-month EBITDA level was $341.6 million, and additional permitted indebtedness under the Senior Credit Agreement subject to compliance with other covenants.

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

The balance of the Senior Notes is net of debt issuance costs of $3.2 million and $4.3 million as of December 31, 2024 and December 31, 2023, respectively. The Senior Notes do not require principal payments until maturity, but prepayments are allowed without penalty beginning February 1, 2025.

In September 2017, the Company issued $258.8 million aggregate principal amount of 1.125% Convertible Senior Notes due 2024 (the "2017 Convertible Notes") in a private offering to qualified institutional buyers pursuant to Rule 144A under the 1933 Act. The 2017 Convertible Notes matured on October 15, 2024. The 2017 Convertible Notes were unsecured indebtedness, subordinated to the Company’s existing and future secured indebtedness and other liabilities, including trade payables.  The 2017 Convertible Notes bore interest at a rate of 1.125% per year payable semi-annually in arrears on April 15 and October 15 each year, beginning April 15, 2018. In conjunction with the 2017 Convertible Notes, the Company purchased convertible note hedges under privately negotiated transactions for $56.1 million, having the same number of ATSG common shares (8.1 million shares at that time) and same strike price ($31.90) that underlaid the 2017 Convertible Notes. The convertible note hedges were intended to reduce the potential equity dilution with respect to ATSG common shares, and/or offset any cash payments in excess of the principal amount due, as the case may be, upon conversion of the 2017 Convertible Notes.  In conjunction with the offering of the 2017 Convertible Notes, the Company also sold warrants to the convertible note hedge counterparties in separate, privately negotiated warrant transactions at a higher strike price and for the same number of the Company’s common shares, subject to customary anti-dilution adjustments.  On August 14, 2023, the Company repurchased outstanding 2017 Convertible Notes having a principal value of $204.5 million in the open market, reducing the 2017 Convertible Notes carrying value to $54.2 million. The Company recognized a pre-tax gain of $1.3 million, net of fees, which was recorded under net gain on financial instruments on the income statement during the corresponding period. In conjunction with the repurchase of the 2017 Convertible Notes, the Company settled a pro-rata portion of the related warrants and note hedges and received $1.3 million in net cash proceeds. As of December 31, 2024 the warrants could result in 1.7 million additional shares if the Company's traded market price exceeds the strike price which is $41.35 per share and is subject to certain adjustments under the terms of the warrant transactions.

The carrying value of the Company’s convertible debt is shown below (in thousands):

	2017 Convertible Notes	2024 Convertible Notes	Total Convertible Notes
Principal Value December 31, 2023	$54,225	$400,000	$454,225
Settlement of convertible debt	(54,225)	—	(54,225)
Unamortized issuance cost	—	(7,951)	(7,951)
Convertible Debt December 31, 2024	$—	$392,049	$392,049

In October 2024, upon maturity, the Company settled all of the principal due for the 2017 Convertible Notes in cash using the Company's revolving credit facility.

The scheduled cash principal payments for the Company's debt obligations, as of December 31, 2024, for the next five years are as follows (in thousands):

Principal
Payments
2025	$661
2026	672
2027	569,686
2028	580,735
2029	400,709
2030 and beyond	5,215
Total principal cash payments	1,557,678
Less: unamortized issuance costs, premiums and discounts	(8,937)
Total debt obligations	$1,548,741

NOTE G—DERIVATIVE INSTRUMENTS

The Company maintains derivative instruments for protection from fluctuating interest rates. The table below provides information about the Company’s interest rate swaps (in thousands):

		December 31, 2024		December 31, 2023
	Stated		Market		Market
	Interest	Notional	Value	Notional	Value
Expiration Date	Rate	Amount	(Liability)	Amount	(Liability)
March 31, 2026	3.793%	50,000	187	50,000	237
March 31, 2026	3.836%	50,000	158	50,000	189
June 30, 2026	4.257%	50,000	(157)	50,000	(525)
June 30, 2026	4.185%	50,000	(91)	50,000	(430)

The outstanding interest rate swaps are not designated as hedges for accounting purposes. The effects of future fluctuations in LIBOR interest rates on derivatives held by the Company will result in the recording of unrealized gains and losses into the statement of operations. The Company recorded a net gain on derivatives of $0.6 million, net losses of $1.2 million and net gains of $4.3 million for the years ending December 31, 2024, 2023 and 2022, respectively. The liability for outstanding derivatives is recorded in other liabilities and in accrued expenses.

NOTE H—COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases property, aircraft, aircraft engines and other types of equipment under operating leases. Aircraft leases include six passenger aircraft leased from external lessors  Property leases include hangars, warehouses, offices and other space at certain airports with fixed rent payments and lease terms ranging from one month to nine years.  Equipment leases include vehicles, lifts and other ground support equipment as well as computer hardware.

The Company records the initial right-to-use asset and lease liability at the present value of lease payments scheduled during the lease term. For the years ended December 31, 2024 and 2023, non-cash transactions to recognize right-to-use assets and corresponding liabilities for new leases were $27.2 million and $8.5 million, respectively.  The Company is obligated to pay the lessors for maintenance, real estate taxes, insurance and other operating expenses on certain property leases.  Such variable costs, as well as the cost of short-term leases, are not included in the measurement of the right-to-use asset or lease liability.  Additionally, 27 and 16 freighter aircraft were provided by customers during 2024 and 2023, respectively, without payment obligations and accordingly are not reflected in the measure of the right-to-use asset or liability. Unless the rate implicit in the lease is readily determinable, the Company discounts the lease payments to present value using an estimated incremental borrowing rate at the time of lease commencement. The Company estimates the incremental borrowing rate based on the information available at the lease commencement date, including the rate the Company could borrow for a similar amount, over a similar lease term with similar collateral. The Company's weighted-average discount rate for operating leases at December 31, 2024 and 2023 was 5.4% and 4.0%, respectively. Leases often include rental escalation clauses, renewal options and/or termination options that are factored into the determination of lease payments when appropriate. Although not material, the amount of such options is reflected below in the maturity of operating lease liabilities table.

For the years ended December 31, 2024 and 2023, the cost of operating leases associated with the right-to-use assets were $24.7 million and $25.8 million, respectively, and is included in rent expense on the income statement.  For the year ended December 31, 2024 and 2023, cash payments against operating lease liabilities were $22.3 million and $26.0 million, respectively.  Our weighted-average remaining lease term is 4.2 years and 3.9 years as of December 31, 2024 and 2023, respectively.  As of December 31, 2024, the maturities of operating lease liabilities are as follows (in thousands):

Operating Leases
2025	$20,433
2026	12,769
2027	9,660
2028	7,407
2029	6,367
2030 and beyond	4,014
Total obligations undiscounted	60,650
Less: amount representing interest	(6,775)
Present value of future minimum lease commitments	53,875
Less: current obligations under leases	(18,553)
Long-term lease obligation	$35,322

Purchase Commitments

The Company has agreements with vendors for the conversion of Boeing 767-300, Airbus A321 and Airbus A330 passenger aircraft into a standard configured freighter aircraft. The conversions primarily consist of the installation of a standard cargo door and loading system. As of December 31, 2024, the Company owned seven Boeing 767-300 aircraft, one Airbus A321-200 aircraft and six Airbus A330 aircraft that were in or awaiting the modification process. As of December 31, 2024, the Company has agreements to purchase two more Boeing 767-300 aircraft through 2026. As of December 31, 2024, the Company's commitments to acquire and convert these aircraft totaled $261.4 million, including estimated payments of $116.3 million through 2025 and the remaining payments through 2028. Actual conversion payments will be based on the achievement of progress milestones. The Company has 24 additional conversion slots with scheduled induction dates beginning in 2025.  The total cost to secure corresponding passenger aircraft feedstock and complete these 24 aircraft conversions will depend on the sourcing of aircraft, engine conditions and progress of each aircraft's conversion process.

Other assets includes purchase deposits of $4.0 million as of December 31, 2024 for future aircraft purchases.

Hangar Foam Discharge

On August 7, 2022 the fire suppression system at one of the Company’s aircraft maintenance hangars in Wilmington, Ohio malfunctioned and discharged a significant amount of expansive foam. The event impacted employees, three aircraft and equipment in and around the hangar at the time of discharge. The hangar resumed operations after approximately three weeks while the cause of the incident was investigated and the hangar was cleaned and restored. The Company maintains insurance for employee claims, remediation expenses, property and equipment damage, customer claims and business interruption subject to customary deductibles and policy limits. The anticipated insurance recoveries related to clean-up expenses, remediation, part repairs and property damages are recorded when receipt is probable. Insurance recoveries in excess of the net book value of the damaged operating assets and for business interruption claims are recorded when all contingencies related to the claim have been resolved.

The Company recognized charges in operating income for property damage and repairs, net of recorded insurance recoveries of $0.0 million, $0.1 million and $1.0 million in 2024, 2023 and 2022, respectively. The Company incurred $6.8 million for losses resulting from the incident and recorded $5.8 million for insurance recoveries. Insurance receivables were $0.0 million and $0.1 million as of December 31, 2024 and 2023, respectively.

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

Employees Under Collective Bargaining Agreements

As of December 31, 2024, the crewmember employees of ABX, ATI and OAI, flight attendant employees of ATI and OAI and dispatcher employees of OAI were represented by the labor unions listed below:

			Percentage of
		Employee	the Company’s
Airline	Labor Agreement Unit	Type	Employees
ABX	International Brotherhood of Teamsters	Flight Crew	6.3%
ATI	Air Line Pilots Association	Flight Crew	10.8%
OAI	International Brotherhood of Teamsters	Flight Crew	6.6%
ATI	Association of Flight Attendants	Flight Attendant	0.8%
OAI	Association of Flight Attendants	Flight Attendant	6.8%
OAI	Transport Workers Union of America	Dispatchers	0.3%

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

Funded Status (in thousands):

			Post-retirement
	Pension Plans		Healthcare Plans
	2024	2023	2024	2023
Accumulated benefit obligation	$499,689	$521,959	$1,465	$1,957
Change in benefit obligation
Obligation as of January 1	$521,959	$648,242	$1,957	$2,672
Service cost	—	—	20	53
Interest cost	26,456	34,526	92	132
Special termination benefits	—	—	—	—
Plan amendment	—	—	—	—
Plan transfers	1,923	2,276	—	—
Benefits paid	(31,507)	(39,643)	(243)	(306)
Settlements	—	(139,605)	—	—
Actuarial (gain) loss	(19,142)	16,163	(361)	(594)
Obligation as of December 31	$499,689	$521,959	$1,465	$1,957
Change in plan assets
Fair value as of January 1	$523,376	$627,032	$—	$—
Actual (loss) gain on plan assets	11,486	72,006	—	—
Plan transfers	1,923	2,276	—	—
Return of excess premiums	1,808	—	—	—
Employer contributions	1,321	1,310	243	306
Benefits paid	(31,507)	(39,643)	(243)	(306)
Settlement payments	$—	$(139,605)	$—	$—
Fair value as of December 31	$508,407	$523,376	$—	$—
Funded status
Overfunded plans, net asset	$26,836	$20,526	$—	$—
Underfunded plans
Current liabilities	$(1,906)	$(1,380)	$(280)	$(319)
Non-current liabilities	$(16,212)	$(17,731)	$(1,185)	$(1,638)

Components of Net Periodic Benefit Cost

ABX’s net periodic benefit costs for its defined benefit pension plans and post-retirement healthcare plans for the years ended December 31, 2024, 2023 and 2022, are as follows (in thousands):

	Pension Plans			Post-Retirement Healthcare Plan
	2024	2023	2022	2024	2023	2022
Service cost	$—	$—	$—	$20	$53	$76
Interest cost	26,456	34,526	24,173	92	132	59
Expected return on plan assets	(32,488)	(40,767)	(46,954)	—	—	—
Settlements	—	24,145	—	—	—	—
Amortization of prior service cost	—	—	—	—	—	—
Amortization of net loss	10,374	18,981	2,630	(92)	—	45
Net periodic benefit cost (income)	$4,342	$36,885	$(20,151)	$20	$185	$180

Unrecognized Net Periodic Benefit Expense

The pre-tax amounts in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit expense at December 31 are as follows (in thousands):

			Post-Retirement
	Pension Plans		Healthcare Plans
	2024	2023	2024	2023
Unrecognized prior service cost	$—	$—	$—	$—
Unrecognized net actuarial loss	75,745	86,066	(787)	(518)
Accumulated other comprehensive loss	$75,745	$86,066	$(787)	$(518)

The amounts of unrecognized net actuarial loss recorded in accumulated other comprehensive loss that is expected to be recognized as components of net periodic benefit expense during 2025 is $10.3 million and $0.2 million for the pension plans and the post-retirement healthcare plans, respectively.

Assumptions

Assumptions used in determining the funded status of ABX’s pension plans at December 31 were as follows:

	Pension Plans
	2024	2023	2022
Discount rate - crewmembers	5.70%	5.25%	5.50%
Discount rate - non-crewmembers	5.80%	5.15%	5.50%
Expected return on plan assets - crewmembers	6.65%	6.40%	6.75%
Expected return on plan assets - non-crewmembers	6.55%	6.40%	6.65%

Net periodic benefit cost was based on the discount rate assumptions at the end of the previous year.

The discount rate used to determine post-retirement healthcare obligations was 5.35%, 5.10% and 5.35% for pilots at December 31, 2024, 2023 and 2022, respectively. Post-retirement healthcare plan obligations have not been funded. The Company's retiree healthcare contributions have been fixed for each participant, accordingly, healthcare cost trend rates do not affect the post-retirement healthcare obligations.

Plan Assets

The weighted-average asset allocations by asset category are as shown below:

	Composition of Plan Assets
	as of December 31
Asset category	2024	2023
Cash	1%	1%
Equity securities	30%	28%
Fixed income securities	69%	71%
	100%	100%

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

Cash Flows

In 2024 and 2023, the Company made contributions to its defined benefit plans of $1.3 million and $1.3 million, respectively. The Company estimates that its contributions in 2025 will be approximately $1.9 million for its defined benefit pension plans and $0.3 million for its post-retirement healthcare plans.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid out of the respective plans as follows (in thousands):

		Post-retirement
	Pension	Healthcare
	Benefits	Benefits
2025	$35,576	$280
2026	37,296	286
2027	39,126	304
2028	40,422	242
2029	40,920	202
Years 2030 to 2034	200,396	428

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

The pension plan assets measured at fair value on a recurring basis were as follows (in thousands):

As of December 31, 2024	Fair Value Measurement Using
	Level 1	Level 2	Total
Plan assets
Common trust funds	$—	$820	$820
Mutual funds	—	1,590	1,590
Fixed income investments	—	350,939	350,939
Benefit Plan Assets	$—	$353,349	$353,349
Investments measured at net asset value ("NAV")			155,059
Total benefit plan assets			$508,408

As of December 31, 2023	Fair Value Measurement Using
	Level 1	Level 2	Total
Plan assets
Common trust funds	$—	$2,908	$2,908
Mutual funds	—	34,569	34,569
Fixed income investments	—	373,235	373,235
Benefit Plan Assets	$—	$410,712	$410,712
Investments measured at net asset value ("NAV")			112,664
Total benefit plan assets			$523,376

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

The following table presents investments measured at fair value based on NAV per share as a practical expedient:

		Redemption	Redemption Notice	Unfunded
	Fair Value	Frequency	Period (days)	Commitments
As of December 31, 2024
Common trust	$155,059	(2) (3)	30	$—
Total investments measured at NAV	$155,059			$—

As of December 31, 2023
Common trust	$112,664	(2) (3)	30	$—
Total investments measured at NAV	$112,664			$—

(1) Quarterly - hedge funds

(2) Daily

(3) Monthly

Defined Contribution Plans

The Company sponsors defined contribution capital accumulation plans (401k) that are funded by both voluntary employee salary deferrals and by employer contributions. Expenses for defined contribution retirement plans were $21.5 million, $21.6 million and $20.9 million for the years ended December 31, 2024, 2023 and 2022, respectively.

NOTE J—INCOME TAXES

The Company's deferred income taxes reflect the value of its net operating loss carryforwards and the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their amounts used for income tax calculations.

At December 31, 2024, the Company had cumulative net operating loss carryforwards (“NOL CFs”) for federal income tax purposes of approximately $93.8 million, which do not expire but whose use may be limited to 80% of taxable income in any given year. The deferred tax asset balance includes $2.1 million net of a $0.3 million valuation allowance related to state NOL CFs, which have remaining lives ranging from one to twenty years. These NOL CFs are attributable to excess tax deductions related primarily to the accelerated tax depreciation of fixed assets, the timing of amortization related to Amazon warrants and cash contributions for its benefit plans. At December 31, 2024 and 2023, the Company determined that, based upon projections of taxable income, it was more likely than not that the Federal NOL CF’s will be utilized, accordingly, no allowance against these deferred tax assets was recorded.

The significant components of the deferred income tax assets and liabilities as of December 31, 2024 and 2023 are as follows (in thousands):

	December 31
	2024	2023
Deferred tax assets:
Net operating loss carryforward and federal credits	$30,852	$43,621
Warrants	33,826	32,199
Operating lease obligation	10,930	11,583
Post-retirement employee benefits	—	570
Interest expense limitation	11,342	6,655
Employee benefits other than post-retirement	6,927	3,776
Inventory reserve	3,403	3,238
Deferred revenue	5,456	6,952
Other	16,809	14,476
Deferred tax assets	119,545	123,070
Deferred tax liabilities:
Accelerated depreciation	(340,968)	(337,099)
Post-retirement employee benefits	(1,102)	—
Partnership items	(4,930)	(6,263)
Operating lease assets	(10,905)	(11,353)
State taxes	(27,033)	(26,213)
Goodwill and intangible assets	(27,538)	(23,529)
Valuation allowance against deferred tax assets	(3,862)	(3,861)
Deferred tax liabilities	(416,338)	(408,318)
Net deferred tax (liability)	$(296,793)	$(285,248)

The following summarizes the Company’s income tax provisions (benefits) (in thousands):

	Years Ended December 31
	2024	2023	2022
Current taxes:
Federal	$4,265	$5,600	$6,965
Foreign	449	218	784
State	1,479	2,311	2,082
Deferred taxes:
Federal	8,212	15,645	45,644
Foreign	(603)	(451)	(57)
State	1,105	1,168	8,642
Total deferred tax expense	8,714	16,362	54,229
Total income tax expense (benefit) from continuing operations	$14,907	$24,491	$64,060
Income tax expense (benefit) from discontinued operations	$—	$167	$633

The reconciliation of income tax from continuing operations computed at the U.S. statutory federal income tax rates to effective income tax rates is as follows:

	Years Ended December 31
	2024	2023	2022
Statutory federal tax rate	21.0%	21.0%	21.0%
Foreign income taxes	1.1%	0.3%	0.2%
State income taxes, net of federal tax benefit	4.8%	3.3%	3.3%
Tax effect of stock compensation	4.0%	1.6%	0.2%
Tax effect of other non-deductible expenses	2.8%	1.3%	0.1%
Change to state statutory tax rates	0.0%	—%	(0.1)%
Foreign rate differential	1.0%	0.4%	—%
Other	0.5%	1.2%	(0.1)%
Effective income tax rate	35.2%	29.1%	24.6%

The effective income tax rate from discontinued operations was 22.3% and 22.8% for the years ended December 31, 2023 and 2022, respectively, inclusive of state income taxes, net of federal tax benefits.

The Company files income tax returns in the U.S. Federal jurisdiction and various international, state and local jurisdictions. The returns may be subject to audit by the Internal Revenue Service (“IRS”) and other jurisdictional authorities. International returns consist primarily of disclosure returns where the Company is covered by the sourcing rules of U.S. international treaties. The Company recognizes the impact of an uncertain income tax position in the financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. At December 31, 2024, 2023 and 2022, the Company's unrecognized tax benefits were $0.0 million, $0.0 million and $0.0 million respectively. Accrued interest and penalties on tax positions are recorded as a component of interest expense. Interest and penalties expense was immaterial for 2024, 2023 and 2022.

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

NOTE K—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) includes the following items by components for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Defined	Defined Benefit	Foreign Currency
	Benefit Pension	Post-Retirement	Translation	Total
Balance as of January 1, 2022	(61,831)	(229)	(20)	(62,080)
Other comprehensive income (loss) before reclassifications:
Actuarial gain (loss) for retiree liabilities	(56,223)	297	—	(55,926)
Amounts reclassified from accumulated other comprehensive income:
Actuarial costs	2,630	45	—	2,675
Income Tax (Expense) or Benefit	12,006	(77)	—	11,929
Other comprehensive income (loss), net of tax	(41,587)	265	—	(41,322)
Balance as of December 31, 2022	(103,418)	36	(20)	(103,402)
Other comprehensive income (loss) before reclassifications:
Actuarial gain (loss) for retiree liabilities	15,076	594	—	15,670
Foreign currency translation adjustment	—	—	20	20
Amounts reclassified from accumulated other comprehensive income:
Plan settlement	24,145	—	—	24,145
Actuarial costs	18,980	—	—	18,980
Income Tax (Expense) or Benefit	(12,714)	(128)	—	(12,842)
Other comprehensive income (loss), net of tax	45,487	466	20	45,973
Balance as of December 31, 2023	(57,931)	502	—	(57,429)
Other comprehensive income (loss) before reclassifications:
Actuarial gain (loss) for retiree liabilities	(52)	361	—	309
Amounts reclassified from accumulated other comprehensive income:
Actuarial costs	10,374	(92)	—	10,282
Income Tax (Expense) or Benefit	(2,380)	(62)	—	(2,442)
Other comprehensive income (loss), net of tax	7,942	207	—	8,149
Balance as of December 31, 2024	(49,989)	709	—	(49,280)

NOTE L—STOCK-BASED COMPENSATION

The Company's Board of Directors has granted stock-based incentive awards to certain employees and directors pursuant to a long term incentive plan which was approved by the Company's stockholders in May 2005 and in May 2015. Employees have been awarded non-vested stock units with performance conditions, non-vested stock units with market conditions and non-vested restricted stock. The restrictions on the non-vested restricted stock awards lapse at the end of a specified service period, which is typically three years from the grant date. The non-vested stock units will be converted into a number of shares of Company common stock depending on the satisfaction of the performance conditions or market conditions at the end of a specified service period, which is typically three years from the grant date. The performance condition awards will be converted into a number of shares of Company common stock based on the Company’s average return on invested capital during the service period. Similarly, the market condition awards will be converted into a number of common shares depending on the appreciation of the price of Company common stock compared to the Nasdaq Transportation Index. Directors have been granted time-based awards that vest after a period of 12 months. Under each of the stock-based incentive awards, the restrictions  may lapse sooner than the stated settlement period upon (1) the participant’s death or disability, (2) an employee participant’s qualification for retirement or (3) a change in control, in the case of an employee participant under the 2015 long-term incentive plan, or a business combination, in the case of a director participant under the 2005 or 2015 long-term incentive plan. The Company expects to settle all of the stock unit awards by issuing new shares of Company common stock. The table below summarizes award activity.

	Year Ended December 31
	2024		2023		2022
		Weighted		Weighted		Weighted
		average		average		average
	Number of	grant-date	Number of	grant-date	Number of	grant-date
	Awards	fair value	Awards	fair value	Awards	fair value
Outstanding at beginning of period	1,066,784	$20.19	929,205	$21.83	978,188	$17.49
Granted	1,129,838	13.76	661,396	20.46	292,577	35.19
Converted	(316,960)	25.74	(374,267)	23.07	(327,160)	20.43
Expired	(11,000)	12.57	(117,550)	24.12	(3,000)	40.02
Forfeited	(145,733)	17.00	(32,000)	24.71	(11,400)	27.44
Outstanding at end of period	1,722,929	$15.27	1,066,784	$20.19	929,205	$21.83
Vested	441,160	$13.50	501,810	$12.94	497,128	$13.05

The average grant-date fair value of each performance condition award, non-vested restricted stock award and time-based award granted by the Company was $12.19, $20.78 and $33.84 for 2024, 2023 and 2022, respectively, the fair value of the Company’s stock on the date of grant. The average grant-date fair value of each market condition award granted was $12.95, $23.28 and $46.2 for 2024, 2023 and 2022, respectively. The market condition awards were valued using a Monte Carlo simulation technique based on volatility over three years for the awards granted in 2024, 2023 and 2022 using daily stock prices and using the following variables:

	2024	2023	2022
Risk-free interest rate	4.4%	3.7%	2.5%
Volatility	43.0%	37.1%	38.3%

For the years ended December 31, 2024, 2023 and 2022, the Company recorded expense of $9.7 million, $8.5 million and $8.3 million, respectively, for stock incentive awards. At December 31, 2024, there was $14.2 million of unrecognized expense related to the stock incentive awards that is expected to be recognized over a weighted-average period of 1.5 years. As of December 31, 2024, none of the awards were convertible, 382,845 units of the Board members' time-based awards had vested and none of the outstanding shares of the restricted stock had vested. These awards could result in a maximum number of 2,207,204 additional outstanding shares of ATSG's common stock depending on service, performance and market results through December 31, 2027. The vesting of stock incentive awards could be accelerated upon a change in control of the Company.

NOTE M—COMMON STOCK AND EARNINGS PER SHARE

Earnings per Share

The calculation of basic and diluted earnings per common share is as follows (in thousands, except per share amounts):

	December 31
	2024	2023	2022
Numerator:
Earnings from continuing operations - basic	$27,434	$59,748	$196,438
Gain from stock warrants revaluation, net of tax	$(684)	$(174)	$(170)
Convertible debt interest charge, net of tax	$492	$2,160	$3,051
Earnings from continuing operations - diluted	$27,242	$61,734	$199,319

Denominator:
Weighted-average shares outstanding for basic earnings per share	65,026	68,641	73,611
Common equivalent shares:
Effect of stock-based compensation awards and warrants	945	1,251	6,602
Effect of convertible debt	1,338	5,669	8,111
Weighted-average shares outstanding assuming dilution	67,309	75,561	88,324
Basic earnings per share from continuing operations	$0.42	$0.87	$2.67
Diluted earnings per share from continuing operations	$0.40	$0.82	$2.26

Basic weighted average shares outstanding for purposes of basic earnings per share are less than the shares outstanding due to 735,515 shares, 288,371 shares and 226,449 shares of restricted stock for 2024, 2023 and 2022, respectively, which are accounted for as part of diluted weighted average shares outstanding in diluted earnings per share. The warrants granted to a customer (see Note C to the Consolidated Financial Statements) as of December 31, 2024 would have resulted in 30.5 million additional shares of Company common stock if the warrants were settled by tendering cash.

The determination of diluted earnings per share requires the exclusion of the fair value re-measurement of the stock warrants recorded as a liability (see Note C to the Consolidated Financial Statements), if such warrants have an anti-dilutive effect on earnings per share. The dilutive effect of the weighted-average diluted shares outstanding is calculated using the treasury method for periods in which equivalent shares have a dilutive effect on earnings per share. Under this method, the number of diluted shares is determined by dividing the assumed proceeds of the warrants recorded as a liability by the average stock price during the period and comparing that amount with the number of corresponding warrants outstanding.

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

The Company's reportable segments are evaluated regularly by the chief operating decision maker ("CODM"). Certain ATSG executives, including the Executive Chairman and Chief Executive Officer, serve as the Company's CODM. The CODM reviews revenue, segment earnings and capital spending levels to evaluate segment performance regularly against forecasted results.  The CODM also considers this information in strategic decisions related to capital allocations, including investments in aircraft, information technology and commercial opportunities.  Financial information by segment is as follows (in thousands):

			Inter-segment
			Revenues
	CAM	ACMI Services	and All Other	Total
Year Ended December 31, 2024
Billable external revenue	$341,358	$1,372,191	$277,088	$1,990,637
Billable internal revenue	105,075	131	113,574	218,780
Customer incentives	(12,386)	(16,280)	-	(28,666)
Eliminate inter-segment revenues	-	-	(218,780)	(218,780)
Total revenues	$434,047	$1,356,042	$171,882	$1,961,971
Salaries, wages and benefits	(5,219)	(504,294)	(175,586)	(685,099)
Depreciation and amortization	(277,119)	(105,018)	(2,480)	(384,617)
Allocated interest expense	(59,805)	(19,043)	-	(78,848)
Other items	(33,360)	(726,940)	4,132	(756,168)
Segment earnings (loss)	$58,544	$747	$(2,052)	$57,239
Net unallocated interest expense				(2,898)
Merger transaction fees				(8,284)
Net gain on financial instruments				2,796
Other non-service components of retiree benefit costs, net				(4,341)
Loss from non-consolidated affiliate				(2,171)
Pre-tax earnings from continuing operations				$42,341
Capital expenditures	$244,095	$85,735	$1,176	$331,006
Total assets, end of period	$2,840,597	$897,476	$155,638	$3,893,711

			Inter-segment
			Revenues
Year Ended December 31, 2023	CAM	ACMI Services	and All Other	Total
Billable external revenue	$369,447	$1,402,862	$316,991	$2,089,300
Billable internal revenue	107,040	142	129,515	236,697
Customer incentives	(15,449)	(3,240)	-	(18,689)
Eliminate inter-segment revenues	-	-	(236,697)	(236,697)
Total revenues	$461,038	$1,399,764	$209,809	$2,070,611
Salaries, wages and benefits	(4,895)	(483,733)	(197,312)	(685,940)
Depreciation and amortization	(243,537)	(96,762)	(2,686)	(342,985)
Allocated interest expense	(48,136)	(21,440)	-	(69,576)
Other items	(55,055)	(765,823)	(20,976)	(841,854)
Segment earnings (loss)	$109,415	$32,006	$(11,165)	$130,256
Net unallocated interest expense				(2,362)
Net loss on financial instruments				(962)
Debt issuance costs				(936)
Other non-service components of retiree benefit costs, net				(37,017)
Loss from non-consolidated affiliate				(4,740)
Pre-tax earnings from continuing operations				$84,239
Capital expenditures	$702,409	$86,203	$4,835	$793,447
Total assets, end of period	$2,885,508	$828,703	$167,879	$3,882,090

			Inter-segment
			Revenues
Year Ended December 31, 2022	CAM	ACMI Services	and All Other	Total
Billable external revenue	$337,285	$1,407,399	$324,048	$2,068,732
Billable internal revenue	117,519	94	106,278	223,891
Customer incentives	(20,118)	(3,145)	-	(23,263)
Eliminate inter-segment revenues	-	-	(223,891)	(223,891)
Total revenues	$434,686	$1,404,348	$206,435	$2,045,469
Salaries, wages and benefits	(3,982)	(459,797)	(203,171)	(666,950)
Depreciation and amortization	(231,663)	(96,996)	(2,405)	(331,064)
Allocated Interest Expense	(30,880)	(13,818)	-	(44,698)
Other segment items	(25,153)	(738,539)	1,720	(761,972)
Segment earnings	$143,008	$95,198	$2,579	$240,785
Net unallocated interest expense				(1,748)
Net loss on financial instruments				9,022
Other non-service components of retiree benefit costs, net				20,046
Loss from non-consolidated affiliate				(7,607)
Pre-tax earnings from continuing operations				$260,498
Capital expenditures	$514,254	$83,717	$1,460	$599,431
Total assets, end of period	$2,510,559	$921,522	$157,812	$3,589,893

The Company's external customer revenues from other activities for the years ending December 31, 2024, 2023 and 2022 are presented below (in thousands):

	Year Ended December 31,
	2024	2023	2022
Aircraft maintenance, modifications and part sales	$132,967	$147,188	$145,998
Ground services	90,100	95,505	107,080
Other, including aviation fuel sales	54,021	74,298	70,970
Total customer revenues	$277,088	$316,991	$324,048

The Company recognized $7.4 million of non-lease revenue during 2024 that was reported in deferred revenue at the beginning of the year, compared to $15.7 million in 2023. Current deferred revenue of $29.8 million and $4.5 million as of December 31, 2024 and 2023, respectively, for contracts with customers is derived from other activities as described above. Revenue related to deferred revenue will be recognized based on percentage of completion. Customers are required to pay deposits and may be required to make milestone payments for these services resulting in deferred revenue. Long-term contract assets were $6.0 million as of December 31, 2024 compared to $8.7 million as of December 31, 2023. Cash will be collected over the term of the multi-year agreement based on number of engine cycles per period while revenue is recognized as parts are provided for engine maintenance services. This may result in a contract asset or liability based on the timing of engine maintenance services.

Approximately 15% of CAM's leases to external customers contain purchase options at projected market values. As of December 31, 2024, minimum future payments from external customers for leased aircraft and equipment were scheduled to be $300.1 million, $279.2 million, $251.2 million, $220.4 million and $175.8 million, respectively, for the next 5 years ending December 31, 2029 and $142.0 million thereafter. CAM's leases do not contain residual guarantees. CAM's external customer revenues for non-lease activities were $25.0 million, $34.3 million and $35.1 million during 2024, 2023 and 2022, respectively, for engine services and the sale of spare engine parts. ACMI Services external customer revenues included approximately $5.1 million, $5.6 million and $10.1 million for the years ended December 31, 2024, 2023 and 2022, respectively, for the rental income of specific aircraft included in the consideration paid by customers under certain contracts.

The Company had revenues of approximately $784.9 million, $725.6 million and $839.0 million for 2024, 2023 and 2022, respectively, derived primarily from aircraft leases in foreign countries, routes with flights departing from or arriving in foreign countries or aircraft maintenance and modification services performed in foreign countries. All revenues from the CMI agreement with DHL and the ATSA agreement with ASI are attributed to U.S. operations. As of December 31, 2024 and 2023, the Company had 38 and 27 aircraft, respectively, deployed outside of the United States.

NOTE O—DISCONTINUED OPERATIONS

The Company's results of discontinued operations consist primarily of changes in liabilities related to benefits for former employees previously associated with ABX's former hub operation for DHL. The Company may incur expenses and cash outlays in the future related to pension obligations, self-insurance reserves for medical expenses and wage loss for former employees. For the years ending December 31, 2024 and 2023, the Company had liabilities of $0.0 million and $0.7 million, respectively, for employee compensation and benefits.

NOTE P—MERGER AGREEMENT

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

At the Effective Time, in connection with the Merger, outstanding Company equity awards (aside from restricted stock awarded after the date of the Merger Agreement and prior to the Effective Date, which restricted stock will convert into the right to receive a cash payment equal to the Merger Consideration after vesting on December 31, 2027 or earlier based on certain qualifying termination events) and warrants relating to, convertible into, or exchangeable for shares of common stock shall vest and be cancelled in exchange for the right to receive the Merger Consideration set forth in the Merger Agreement (including restricted stock units with performance conditions, assuming the attainment of all applicable performance goals at the higher of target level of performance and actual level of performance measured as of the Effective Time, and for all other awards, at a rate corresponding to the number of shares of ATSG common stock underlying such equity award).

The consummation of the Merger is subject to certain customary closing conditions, including, but not limited to: (i) the approval and adoption of the Merger Agreement by the holders of a majority of the outstanding shares of ATSG common stock, which was obtained on February 10, 2025; (ii) the expiration or termination of any waiting periods applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended,  the receipt of certain consents or approvals from the U.S. Department of Transportation, the U.S. Federal Communications Commission and certain other applicable foreign direct investment laws of certain jurisdictions; (iii) the absence of any law or order enjoining, restraining or otherwise making illegal, preventing or prohibiting the consummation of the Merger; (iv) each party’s performance of its covenants and obligations contained in the Merger Agreement in all material respects; and (v) the accuracy of the representations and warranties of the parties in the Merger Agreement (subject to customary materiality qualifiers). The obligation of Parent to consummate the Merger is also subject to there not having occurred since the date of the Merger Agreement a material adverse effect. The Merger is not subject to any financing condition, and Parent and MergerCo have obtained equity and debt financing commitments for the transactions contemplated by the Merger Agreement.

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

If the Merger Agreement is terminated by ATSG in order for ATSG to enter concurrently into an alternative acquisition agreement with respect to a Superior Proposal in other circumstances, ATSG will be obligated to pay Parent a one-time fee equal to $55,339,993 in cash. Additionally, ATSG will be obligated to pay Parent a one-time fee equal to $55,339,993 in cash if the Merger Agreement is terminated in certain other specified circumstances, including if the Merger Agreement is terminated by Parent because the Board withdraws or adversely modifies its recommendation that ATSG’s stockholders vote in favor of adopting the Merger Agreement.

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

The total amount of funds necessary to consummate the Merger (including amounts needed to pay the aggregate merger consideration and pay all fees, costs and expenses required to be paid by Parent or MergerCo at or prior to the closing in connection with the transactions contemplated by the merger agreement) is expected to be a combination of equity ﬁnancing from Parent and Merger Co and debt ﬁnancing from multiple sources.  On February 3, 2025, Parent closed its private offering of $500.0 million of senior secured notes for a term of seven years due in March 2032 at an interest rate of 7.25%.  The proceeds are currently held in escrow and will be used to partially finance the Merger Consideration, repay certain existing Company debt, settle existing Company warrants and convertible notes and pay related transaction fees and expenses.  Upon closing of the Merger, the Company and certain of its subsidiaries will become guarantors of these notes.

The Company has incurred and will incur certain costs relating to the proposed Merger, such as financial advisory, legal, accounting and other professional services fees. During the year ended December 31, 2024, we recognized $8.3 million in transaction-related expenses.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2024, the Company carried out an evaluation, under the supervision and with the participation of ATSG's Executive Chairman (in his capacity as the Principal Executive Officer) and Chief Financial Officer (in his capacity as the Principal Financial Officer and Principal Accounting Officer) of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Form 10-K (the "Evaluation Date"). Based upon the evaluation, the Company's Executive Chairman and Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including the Executive Chairman and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, the Company’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, the Company’s management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. An evaluation of controls cannot provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected.

(b) Changes in Internal Control over Financial Reporting

There were no changes in the Company's "internal control over financial reporting" (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during its most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The Company's management recognizes that all internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. In addition, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints, and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013).

Based on management’s assessment of those criteria, management believes that, as of December 31, 2024, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by our independent registered accounting firm as stated in its attestation report that appears in this Item 9.

March 3, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Air Transport Services Group, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Air Transport Services Group, Inc. and subsidiaries (the "Company") as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024 , of the Company and our report dated March 3, 2025, expressed an unqualified opinion on those financial statements.

Basis for Opinion

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

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Cincinnati, Ohio

March 3, 2025

ITEM 9B. OTHER INFORMATION

During the quarter ended December 31, 2024, no director or officer (as defined under Rule 16a-1 of the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangements or any non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as stated below, the response to this Item is incorporated herein by reference to the definitive Proxy Statement for the 2025 Annual Meeting of Stockholders, which may be filed no later than 120 days after the close of our 2024 fiscal year (the "2025 Proxy Statement") pursuant to General Instruction G(3) of Form 10-K ("Instruction G(3)") under the captions “Election of Directors,” "Delinquent Section 16(a) Reports” and “Corporate Governance and Board Matters,” Alternatively, we will include the information required by this Item in an amendment to this Form 10-K filed with the SEC within 120 days of the end of our 2024 fiscal year pursuant to Instruction G(3).

The Company has adopted an Insider Trading Policy that governs the purchase, sale and/or other dispositions of our securities by directors, officers and employees that is reasonably designed to promote compliance with insider trading laws, rules and regulations and Nasdaq listing standards. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Form 10-K. In addition, with regard to the Company’s trading in its own securities, it is the Company’s policy to comply with the federal securities laws and the applicable exchange listing requirements.

ITEM 11. EXECUTIVE COMPENSATION

The response to this Item is incorporated herein by reference to the 2025 Proxy Statement, which may be filed no later than 120 days after the close of our 2024 fiscal year pursuant to Instruction G(3), under the captions “Executive Compensation” (excluding the information under the caption "Pay Versus Performance") and “Director Compensation.” Alternatively, we will include the information required by this Item in an amendment to this Form 10-K filed with the SEC within 120 days of the end of our 2024 fiscal year pursuant to Instruction G(3).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this Item are incorporated herein by reference to the 2025 Proxy Statement, which may be filed no later than 120 days after the close of our 2024 fiscal year pursuant to Instruction G(3), under the captions “Equity Compensation Plan Information,” “Voting at the Meeting,” “Stock Ownership of Management” and “Common Stock Ownership of Certain Beneficial Owners.” Alternatively, we will include the information required by this Item in an amendment to this Form 10-K filed with the SEC within 120 days of the end of our 2024 fiscal year pursuant to Instruction G(3).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The response to this Item is incorporated herein by reference to the 2025 Proxy Statement, which may be filed no later than 120 days after the close of our 2024 fiscal year pursuant to Instruction G(3), under the captions “Related Person Transactions” and “Independence.” Alternatively, we will include the information required by this Item in an amendment to this Form 10-K filed with the SEC within 120 days of the end of our 2024 fiscal year pursuant to Instruction G(3).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The response to this Item is incorporated herein by reference to the 2025 Proxy Statement, which may be filed no later than 120 days after the close of our 2024 fiscal year pursuant to Instruction G(3), under the caption “Fees of the Independent Registered Public Accounting Firm.” Alternatively, we will include the information required by this Item in an amendment to this Form 10-K filed with the SEC within 120 days of the end of our 2024 fiscal year pursuant to Instruction G(3).

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a)	List of Documents filed as part of this Form 10-K:

(1)	Consolidated Financial Statements

The following are filed in Part II, Item 8 of this Form 10-K:

Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Income
Consolidated Statements of Cash Flows
Consolidated Statements of Stockholders’ Equity
Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules

Schedule II—Valuation and Qualifying Account

	Balance at	Additions
	beginning	charged to		Balance at end
Description	of period	cost and expenses	Deductions	of period
Accounts receivable reserve:
Year ended:
December 31, 2024	$1,065,626	$492,864	$313,290	$1,245,200
December 31, 2023	$939,061	$404,721	$278,156	$1,065,626
December 31, 2022	$741,806	$395,339	$198,084	$939,061

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

Exhibit No.	Description of Exhibit

Plan of acquisition, reorganization, arrangement, liquidation or succession

2.1+	Agreement and Plan of Merger, dated as of November 3, 2024, by and among Air Transport Services Group, Inc., Stonepeak Nile Parent LLC and Stonepeak Nile MergerCo Inc. (7)

Articles of Incorporation; Bylaws

3.1

Restated Certificate of Incorporation of Air Transport Services Group, Inc. reflecting an amendment on May 16, 2019. [This document represents the Restated Certificate of Incorporation of Air Transport Services Group, Inc. in compiled form, incorporating all amendments. This compiled document has not been filed with the Delaware Secretary of State.] (28)

3.2	Amended and Restated Bylaws of Air Transport Services Group, Inc. (as amended through November 3, 2024) (7)

Instruments defining the rights of security holders

4.1	Indenture, dated September 29, 2017, by and between Air Transport Services Group, Inc. and U.S. Bank National Association. (12)

4.2	Form of 1.125% Convertible Senior Notes due 2024 (included in Exhibit 4.1). (12)

4.3	Description of Capital Stock registered under the Securities Exchange Act. (17)

4.4	Indenture, dated January 28, 2020, by and among Cargo Aircraft Management, Inc., Air Transport Services Group, Inc., the guarantors named therein and Regions Bank, as trustee. (16)

4.5	Form of 4.750% Senior Notes due 2028 (included in Exhibit 4.4). (16)

4.6	Supplemental Indenture, dated as of April 13, 2021, among Cargo Aircraft Management, Inc., the guarantors party thereto, and Regions Bank, an Alabama state banking corporation, as trustee. (21)

4.7	Indenture, dated August 14, 2023, between Air Transport Services Group, Inc. and U.S. Bank Trust Company, National Association. (26)

4.8	Form of 3.875% Convertible Senior Note due 2029 (included in Exhibit 4.7). (26)

Material Contracts

10.1*	Director compensation fee summary. (2)

10.2*	Form of Restricted Stock Unit Award Agreement under Air Transport Services Group, Inc. 2005 Amended and Restated Long-Term Incentive Plan. (9)

10.3	Conversion Agreement dated August 3, 2010, between Cargo Aircraft Management, Inc., M&B Conversions Limited and Israel Aerospace Industries Ltd. (3)

10.4	First Amendment to Confidentiality and Standstill Agreement, dated as of June 11, 2012, between Air Transport Services Group, Inc. and Red Mountain Capital Partners LLC. (4)

10.5*	Form of amended and restated change-in-control agreement in effect between Air Transport Services Group, Inc. and its executive officers. (5)

10.6	Amended and Restated Lease Agreement, dated December 27, 2012, between Clinton County Port Authority and Air Transport Services Group, Inc. (6)

10.7	Loan Agreement, Chapter 166, Ohio Revised Code, dated December 1, 2012, between the Director of Development Services Agency of Ohio and Clinton County Port Authority. (6)

10.8

Guaranty Agreement, dated December 1, 2012, among Air Transport Services Group, Inc., Airborne Maintenance and Engineering Services, Inc., Air Transport International, LLC, Clinton County Port Authority, the Director of Development Services Agency of Ohio, and the Huntington National Bank. (6)

10.9	Lease Agreement for the Jump Hangar Facility, dated December 1, 2012, between Clinton County Port Authority and Air Transport International, LLC. (6)

10.10

Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Financing Statement, dated December 1, 2012, among Air Transport International, LLC and the Director of Development Services Agency of Ohio. (6)

10.11

Bond Purchase Agreement, dated December 13, 2012, among the State of Ohio, acting by and through its Treasurer of State, the Development Services Agency of Ohio, acting by and through a duly authorized representative, Clinton County Port Authority, Air Transport International, LLC and Stifel, Nicolaus & Company, Inc. (6)

10.12*	Air Transport Services Group, Inc. Nonqualified Deferred Compensation Plan, dated October 31, 2013. (8)

10.13

Investment Agreement, dated as of March 8, 2016, by and between Air Transport Services Group, Inc., and Amazon.com, Inc. Those portions of the Agreement marked with an [*] have been omitted pursuant to a request for confidential treatment and have been filed separately with the SEC. (10)

10.14

Warrant to Purchase Common Stock, issued March 8, 2016, by and between Air Transport Services Group, Inc. and Amazon.com. Those portions of the Warrant marked with an [*] have been omitted pursuant to a request for confidential treatment and have been filed separately with the SEC. (10)

10.15*	Form of Time-Based Restricted Stock Award Agreement under Air Transport Services Group, Inc. Amended and Restated 2015 Long-Term Incentive Plan. (11)

10.16*	Form of Performance-Based Stock Unit Award Agreement under Air Transport Services Group, Inc. Amended and Restated 2015 Long-Term Incentive Plan. (11)

10.17*	Form of Restricted Stock Unit Award Agreement under Air Transport Services Group, Inc. Amended and Restated 2015 Long-Term Incentive Plan. (11)

10.18

Purchase Agreement, dated September 25, 2017, by and among Air Transport Services Group, Inc. and Goldman Sachs & Co. LLC and SunTrust Robinson Humphrey, Inc., as representatives of the initial purchasers named therein. (12)

10.19	Base Convertible Bond Hedge Confirmation, dated September 25, 2017, between Air Transport Services Group, Inc., and Goldman Sachs & Co. LLC. (12)

10.20	Base Convertible Bond Hedge Confirmation, dated September 25, 2017, between Air Transport Services Group, Inc., and Bank of America, N.A. (12)

10.21	Base Convertible Bond Hedge Confirmation, dated September 25, 2017, between Air Transport Services Group, Inc., and JPMorgan Chase Bank, National Association, London Branch. (12)

10.22	Base Convertible Bond Hedge Confirmation, dated September 25, 2017, between Air Transport Services Group, Inc., and Bank of Montreal. (12)

10.23	Additional Convertible Bond Hedge Confirmation, dated September 25, 2017, between Air Transport Services Group, Inc., and Goldman Sachs & Co. LLC. (12)

10.24	Additional Convertible Bond Hedge Confirmation, dated September 25, 2017, between Air Transport Services Group, Inc., and Bank of America, N.A. (12)

10.25	Additional Convertible Bond Hedge Confirmation, dated September 25, 2017, between Air Transport Services Group, Inc., and JPMorgan Chase Bank, National Association, London Branch. (12)

10.26	Additional Convertible Bond Hedge Confirmation, dated September 25, 2017, between Air Transport Services Group, Inc., and Bank of Montreal. (12)

10.27	Bank Warrant Confirmation, dated September 25, 2017, between Air Transport Services Group, Inc., and Goldman Sachs & Co. LLC. (12)

10.28	Bank Warrant Confirmation, dated September 25, 2017, between Air Transport Services Group, Inc., and Bank of America, N.A. (12)

10.29	Bank Warrant Confirmation, dated September 25, 2017, between Air Transport Services Group, Inc., and JPMorgan Chase Bank, National Association, London Branch. (12)

10.30	Bank Warrant Confirmation, dated September 25, 2017, between Air Transport Services Group, Inc., and Bank of Montreal. (12)

10.31	Additional Warrant Confirmation, dated September 25, 2017, between Air Transport Services Group, Inc., and Goldman Sachs & Co. LLC. (12)

10.32	Additional Warrant Confirmation, dated September 25, 2017, between Air Transport Services Group, Inc., and Bank of America, N.A. (12)

10.33	Additional Warrant Confirmation, dated September 25, 2017, between Air Transport Services Group, Inc., and JPMorgan Chase Bank, National Association, London Branch. (12)

10.34	Additional Warrant Confirmation, dated September 25, 2017, between Air Transport Services Group, Inc., and Bank of Montreal. (12)

10.35*	Air Transport Services Group, Inc. Severance Plan for Senior Management. (13)

10.36	Confirmation Agreement, dated August 23, 2017, between Mutual of America Life Insurance Company and ABX Air, Inc., relating to the ABX Air Retirement Income Plan. (13)

10.37

Investment Agreement, dated as of December 20, 2018, by and between Air Transport Services Group, Inc. and Amazon.com, Inc. Those portions of the Agreement marked with an [*] have been omitted pursuant to a request for confidential treatment and have been filed separately with the SEC. (14)

10.38

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

10.40	Payroll Support Program Agreement, dated May 20, 2020, by and between Omni Air International, LLC and the U.S. Department of Treasury under the Coronavirus Aid, Relief and Economic Security Act. (18)

10.41

Payroll Support Program Agreement, dated May 29, 2020, by and between Air Transport International, Inc. and the U.S. Department of Treasury under the Coronavirus Aid, Relief and Economic Security Act. (18)

10.42

Warrant to Purchase Common Stock, issued May 29, 2020, by and between Air Transport Services Group, Inc. and Amazon.com, Inc. Those portions of this Agreement marked with an [*] have been excluded because the information is both (i) not material and (ii) would be competitively harmful if publicly disclosed. (18)

10.43	Amendment to Warrants to Purchase Common Stock, issued December 14, 2020, by and between Air Transport Services Group, Inc. and Amazon.com, Inc. (19)

10.44

Payroll Support Program Extension Agreement, dated February 2, 2021, by and between Omni Air International, LLC and the U.S. Department of Treasury under Subtitle A of Title IV of Division N of the Consolidated Appropriations Act, 2021. (22)

10.45	Amendment to Investment Agreement, dated as of March 5, 2021, by and between Air Transport Services Group, Inc., and Amazon.com, Inc. (22)

10.46

Third Amended and Restated Credit Agreement, dated as of April 6, 2021, by and among Cargo Aircraft Management, Inc., as borrower, Air Transport Services Group, Inc., the lenders and other financial institutions from time to time a party thereto, Truist Bank, as administrative agent and a lender, Bank of America, N.A., JPMorgan Chase Bank, N.A., and PNC Bank, National Association, as co-syndication agents and Regions Bank, as documentation agent. (20)

10.47*	Summary of the Key Terms and Conditions of the Air Transport Services Group, Inc. Amended and Restated 2015 Long-Term Incentive Plan. (23)

10.48*	Air Transport Services Group, Inc. Amended and Restated 2015 Long-Term Incentive Plan. (23)

10.49

First Amendment to Third Amended and Restated Credit Agreement and Other Credit Documents, dated as of October 19, 2022, by and among Cargo Aircraft Management, Inc., as Borrower, Air Transport Services Group, Inc. (“ATSG”), certain other subsidiaries of ATSG party thereto, each of the financial institutions party thereto as “Lenders” and Truist Bank, in its capacity as Administrative Agent. (24)

10.50

Credit Agreement, dated as of March 1, 2023, by and among Airborne Global Leasing Limited, as borrower, Cargo Aircraft Management, Inc. and Air Transport Services Group, Inc., as guarantors, the lenders from time to time party thereto, Truist Bank, as administrative agent, JPMorgan Chase Bank, N.A., PNC Capital Markets LLC and Regions Bank, as co-syndication agents, and Bank of America, N.A., as documentation agent. (25)

10.51

Guarantee and Collateral Agreement, dated as of March 1, 2023, made by Cargo Aircraft Management, Inc., as a grantor and a guarantor, and certain of its affiliates, including Air Transport Services Group, Inc. and Airborne Freighter Holdings Limited, as guarantors, in favor of Truist Bank, as administrative agent. (25)

10.52

Second Amendment to Third Amended and Restated Credit Agreement, dated as of March 1, 2023, by and among Cargo Aircraft Management, Inc., as borrower, Air Transport Services Group, Inc. (“ATSG”), certain other subsidiaries of ATSG party thereto, each of the financial institutions party thereto as lenders, and Truist Bank, in its capacity as administrative agent. (25)

10.53	Collateral Agreement (Intercompany Note), dated as of March 1, 2023, made by Cargo Aircraft Management, Inc., as grantor, in favor of Truist Bank, as administrative agent. (25)

10.54

Purchase Agreement, dated August 9, 2023, among Air Transport Services Group, Inc. and Truist Securities, Inc. and Oppenheimer & Co. Inc., as representatives of the initial purchasers named therein. (26)

10.55*	Summary of Compensation Plan for the Chief Executive Officer. (27)

10.56*	Air Transport Services Group, Inc. Executive Incentive Compensation Plan (as modified February 19, 2024). (29)

10.57*	Form of Time-Based Restricted Stock Award Agreement under the Air Transport Services Group, Inc. Amended and Restated 2015 Long-Term Incentive Plan. (29)

10.58	Amendment to 2016 Investment Agreement and Participation Notice and Acknowledgement, dated May 6, 2024, by and between Air Transport Services Group, Inc. and Amazon.com, Inc. (30)

10.59++	Supplement and Amendment to 2018 Investment Agreement, dated May 6, 2024, by and between Air Transport Services Group, Inc. and Amazon.com, Inc. (30)

10.60++	Second Amended and Restated Stockholders Agreement, dated May 6, 2024, by and between Air Transport Services Group, Inc. and Amazon.com, Inc. (30)

10.61++	Amended and Restated Warrant to Purchase Common Stock by and between Air Transport Services Group, Inc. and Amazon.com, Inc. (for 14,801,369 shares); Original Issue Date: December 20, 2018; Amendment and Restatement Date: May 6, 2024 (the "A&R Warrant-C"). (30)

10.62++	Amended and Restated Warrant to Purchase Common Stock by and between Air Transport Services Group, Inc. and Amazon.com, Inc. (for 7,014,804 shares); Original Issue Date: May 29, 2020; Amendment and Restatement Date: May 6, 2024 (the "A&R 2020 Subsequent Warrant"). (30)

10.63++	Amended and Restated Warrant to Purchase Common Stock by and between Air Transport Services Group, Inc. and Amazon.com, Inc. (for 2,915,000 shares); Issue Date: May 6, 2024 (the "2024 Subsequent Warrant"). (30)

10.64++	Form of Amended and Restated Warrant to Purchase Common Stock by and between Air Transport Services Group, Inc. and Amazon.com, Inc. (for 2,915,000 shares) (the "Third Subsequent Warrant"). (30)

10.65*	Form of Time-Based Restricted Stock Award Agreement under the Air Transport Services Group, Inc. Amended and Restated 2015 Long-Term Incentive Plan (with respect to fiscal year 2025), filed herewith.

Code of Ethics

14.1	Code of Ethics—CEO and CFO (1)

Insider Trading Policies and Procedures

19.1	Insider Trading Policy, filed herewith.

List of Significant Subsidiaries

21.1	List of Significant Subsidiaries of Air Transport Services Group, Inc., filed herewith.

Consent of Experts and Counsel

23.1	Consent of independent registered public accounting firm, filed herewith.

Powers of Attorney

24.1	Power of Attorney (31)

Certifications

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

97.1	Air Transport Services Group, Inc. Executive Officer Clawback Policy. (28)

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained within Exhibit 101)

(1)	The Company's Code of Ethics can be accessed from the Company's Internet website at www.atsginc.com.
(2)

Incorporated by reference to the Company's Proxy Statement for the 2024 Annual Meeting of Stockholders, Corporate Governance and Board Matters, filed April 11, 2024, with the Securities and Exchange Commission.

(3)

Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 3, 2010. Those portions of the Agreement marked with an [*] have been omitted pursuant to a request for confidential treatment and have been filed separately with the SEC.

(4)	Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on June 18, 2012.
(5)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 2, 2012.
(6)

Incorporated by reference to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 4, 2013. Those portions of the Agreement marked with an [*] have been omitted pursuant to a request for confidential treatment and have been filed separately with the SEC.

(7)	Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on November 4, 2024.
(8)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 6, 2013.
(9)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 12, 2014.
(10)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2016.
(11)	Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on March 15, 2016.
(12)	Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on September 29, 2017.
(13)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2017.
(14)	Incorporated by reference to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2019.
(15)	Incorporated by reference to the Company's Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on March 29, 2019.
(16)	Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on January 28, 2020.
(17)	Incorporated by reference to the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 2, 2020.
(18)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2020.
(19)	Incorporated by reference to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2021.
(20)	Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on April 6, 2021.
(21)	Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on April 13, 2021.
(22)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2021
(23)	Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on June 1, 2022.
(24)	Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on October 20, 2022.
(25)	Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on March 3, 2023.
(26)	Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on August 15, 2023.
(27)	Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on November 7, 2023.
(28)	Incorporated by reference to the Company's Form 10-K filed with the Securities and Exchange Commission on February 29, 2024.
(29)	Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on February 23, 2024.
(30)	Incorporated by reference to the Company's Form 8-K/a filed with the Securities and Exchange Commission on May 10, 2024.
(31)	Included on signature page herein.
+	Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish a supplemental copy of any omitted schedule to the SEC upon request.
++	Certain terms in this exhibit have been redacted in accordance with Item 601(b)(10)(iv) of Regulation S-K.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Air Transport Services Group, Inc.

Signature	Title	Date
/S/ JOSEPH C. HETE	Executive Chairman (Principal Executive Officer)	March 3, 2025
Joseph C. Hete

POWER OF ATTORNEY

Know all persons by these presents, that each person whose signature appears below hereby constitutes and appoints each of Joseph C. Hete and Quint O. Turner, acting singly, as his or her lawful attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/S/ JOSEPH C. HETE	Director, Executive Chairman (Principal Executive Officer)	March 3, 2025
Joseph C. Hete

/S/ MICHAEL L. BERGER	Director, Chief Executive Officer	March 3, 2025
Michael L. Berger

/S/ PHYLLIS J. CAMPBELL	Director	March 3, 2025
Phyllis J. Campbell

/S/ RAYMOND E. JOHNS JR.	Director	March 3, 2025
Raymond E. Johns, Jr.

/S/ LAURA J. PETERSON	Director	March 3, 2025
Laura J. Peterson

/S/ RANDY D. RADEMACHER	Lead Director	March 3, 2025
Randy D. Rademacher

/S/ J. CHRISTOPHER TEETS	Director	March 3, 2025
J. Christopher Teets

/S/ JEFFREY J. VORHOLT	Director	March 3, 2025
Jeffrey J. Vorholt

/S/ PAUL S. WILLIAMS	Director	March 3, 2025
Paul S. Williams

/S/ QUINT O. TURNER	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 3, 2025
Quint O. Turner