Form 10-K/A
period 2024-12-31
Air Transport Services Group, Inc.
filed 2025-04-21
CIK 894081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

or

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934 (Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐	Smaller reporting company	☐

Non-accelerated filer	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Exchange Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates, as of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing price reported for such date on The Nasdaq Stock Market LLC: $619,722,308.

As of April 10, 2025, there were 66,226,796 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2024 of Air Transport Services Group, Inc. (“ATSG”), filed with the Securities and Exchange Commission (the “SEC”) on March 3, 2025 (the “Original Filing,” and together with this Amendment, the “Form 10-K”). We are filing this Amendment pursuant to General Instruction G(3) of Form 10-K to include the information required by Part III of Form 10-K that we did not include in the Original Filing, as we do not intend to file a definitive proxy statement for an annual meeting of shareholders within 120 days of the end of our fiscal year ended December 31, 2024 in light of the Merger (as defined below). In addition, in connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment new certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Item 15 of Part IV has also been amended to reflect the filing of these new certifications. Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

As previously announced, on April 11, 2025, ATSG was acquired by Stonepeak Nile Parent LLC, a Delaware limited liability company (“Parent”) pursuant to that Agreement and Plan of Merger dated as of November 3, 2024 (the “Merger Agreement”) by and among ATSG, Parent, and Stonepeak Nile MergerCo Inc., a Delaware corporation and wholly-owned subsidiary of Parent (“MergerCo”), whereby MergerCo merged with and into the Company (the “Merger”). This Amendment does not address events occurring after the Merger and the disclosures contained herein relate to the Company prior to the closing of the Merger. This Amendment should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

On April 11, 2025, as a result of the consummation of the Merger and per our request, the Nasdaq Stock Market LLC filed a Form 25 with the SEC to voluntarily delist our common stock. We will file a Form 15 with the SEC to effect the deregistration of our common stock under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Upon the filing of the Form 15, our obligations to file certain reports with the SEC, including reports on Forms 10-K, 10-Q and 8-K, will immediately be suspended. Prior to the filing of such Form 15, SEC rules and regulations require ATSG to first file this Amendment in order to complete the Original Filing and be current in its Exchange Act reporting obligations. After the filing of this Amendment, ATSG no longer intends to file any reports with the SEC under the Exchange Act.

CERTAIN DEFINED TERMS IN THIS FORM 10-K

ATSG and its subsidiaries may sometimes be referred to in this Form 10-K individually or collectively as the “Company,” “we,” “our,” or “us.” ATSG’s outstanding common stock, par value $0.01 per share, is referred to in this Form 10-K as “common stock,” “common shares,” “stock,” or “shares.”

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Board of Directors

Prior to the Merger, ATSG's Certificate of Incorporation provided for no fewer than three and no more than twelve directors, as determined from time to time by the ATSG Board of Directors (the "Board"). Immediately prior to the Merger, the Board comprised the following nine members: Michael L. Berger, Phyllis J. Campbell, Joseph C. Hete, Raymond E. Johns, Jr., Laura J. Peterson, Randy D. Rademacher, J. Christopher Teets, Jeffrey J. Vorholt, and Paul S. Williams. The directors were elected for one-year terms scheduled to expire at the 2025 annual meeting of stockholders. In connection with the Merger, ATSG’s Certificate of Incorporation and Bylaws were amended and each of the individuals listed below tendered their resignations as directors.

Skills and experience that our directors collectively possess include: business development/mergers and acquisitions; senior leadership; public company board; airline/aviation industry related; global; sales and marketing; financial acumen/expertise; human resource management/compensation; government/regulatory; and airline/aviation related operations. This list summarizes the skills and experience that our Board has historically used to align its composition with the Company’s strategic priorities and to identify key skills and experiences most relevant to decisions about Board composition. The director biographies that follow provide additional detail concerning each director’s qualifications and relevant experience.

None of our directors or executive officers has any family relationships with any of our other directors or executive officers. There are no legal proceedings, and during the past 10 years there have been no legal proceedings, that are material to the evaluation of the ability or integrity of any of our directors or executive officers.

Phyllis J. Campbell DIRECTOR SINCE: 2021 AGE: 73 INDEPENDENT

Phyllis J. Campbell has served as a senior advisory consultant at EgonZehnder (leadership advisory) since April 2024. Previously, she was the Chairman of the Pacific Northwest Region for JPMorgan Chase & Co., a publicly traded bank holding company, from April 2009 to April 2023. She served as a senior executive in Washington, Oregon and Idaho, representing JPMorgan Chase at the most senior level. From 2003 to 2009, Ms. Campbell served as President and Chief Executive Officer of The Seattle Foundation, one of the nation’s largest community philanthropic foundations. She was President and Chief Executive Officer of U.S. Bank of Washington (banking) from 1993 until 2001 and served as Chair of the bank’s Community Board. She serves on Toyota’s North American Diversity Advisory Board (automotive), is the Immediate Past Chair of the US-Japan Council, a nonprofit educational organization that contributes to strengthening U.S.-Japan ties, and is a member of the Board of Directors of the Allen Institute, formed in 2003 to unlock the complexities of bioscience to improve human health. She also held the Edward V. Fritzky Chair in Leadership at the University of Washington Michael G. Foster School of Business for the 2023-2024 academic year. Ms. Campbell joined the Board of Directors of Remitly, an international payments company, in May 2023 and was a member of the Board of Directors of Alaska Air Group (commercial airline) from 2002 through 2020 and of Nordstrom, Inc. (consumer retail) from 2005 through 2016. She has received several awards for her corporate and community involvement, including Women Who Make A Difference and Director of the Year from the Northwest Chapter of the National Association of Corporate Directors. She holds a B.A. from Washington State University and an M.B.A. from the University of Washington. She is also a graduate of the Pacific Coast Banking School at the University of Washington and Stanford University’s Executive Management Program. Ms. Campbell has been a director of the Company since January 2021 and is a member of the Audit Committee and the Nominating and Governance Committee.

Ms. Campbell brings to the Board extensive financial expertise as well as air transportation and other business and governance experience, including at several Fortune 500 public companies.

Michael L. Berger DIRECTOR SINCE: 2024 AGE: 63 NOT INDEPENDENT

Michael L. Berger has held the position of Chief Executive Officer of ATSG since June 2024. Mr. Berger served as President, ATSG, from October 2023 to June 2024, prior to which he was ATSG’s Chief Strategy Officer beginning in December 2022. Mr. Berger was the Chief Commercial Officer of ATSG from March 2018 to December 2022 and President of the Company’s subsidiary Airborne Global Solutions from May 2018 to December 2022. Before joining ATSG, Mr. Berger was Chief Commercial Officer for Dicom Transportation Group of Canada, a multimodal transport company providing parcel, freight and logistics services, from March 2017 through February 2018. Mr. Berger was Global Head of Sales for TNT Express, an international courier delivery services company based in Amsterdam from September 2014 through February 2017. Mr. Berger joined Airborne Express, the Company’s former parent company, in 1986 and worked 28 years for Airborne Express and its successor, DHL Express, where he held many roles including Head of Sales for the United States.

Among other qualifications, including his service as Chief Executive Officer of the Company, Mr. Berger brings to the Board extensive experience and knowledge of the air cargo industry and the day-to-day operations of ATSG, including from his prior service as President, Chief Strategy Officer, and Chief Commercial Officer.

Joseph C. Hete DIRECTOR SINCE: 2003 AGE: 71 NOT INDEPENDENT

Joseph C. Hete  has held the position of Executive Chairman since June 2024. Mr. Hete held the positions of Chairman of the Board from May 2020 to June 2024 and Chief Executive Officer from November 2023 to June 2024, following service in that role from October 2007 to May 2020. Mr. Hete also previously served as the President of ATSG from October 2007 to September 2019 and beginning in August 2003 as President (until February 2008) and Chief Executive Officer (until May 2020) of ABX (as predecessor to ATSG). Mr. Hete’s other prior roles with the Company’s businesses include: the Chief Operating Officer of ABX from January 2000 to August 2003; the Senior Vice President, Chief Operating Officer, of ABX from January 1997 until January 2000; the Senior Vice President, Administration, of ABX from 1991 to 1997; and Vice President, Administration, of ABX from 1986 to 1991. He joined ABX in 1980 and has been a director of the Company since it became publicly traded in 2003.

Among other qualifications, including his service as Executive Chairman of the Company, Mr. Hete brings to the Board a deep and extensive knowledge of the air cargo industry and the day-to-day operations of ATSG through his years in various senior business leadership roles with the Company, including his prior service as President and Chief Executive Officer.

Raymond E. Johns, Jr. DIRECTOR SINCE: 2017 AGE: 70 INDEPENDENT

Raymond E. Johns, Jr. (General USAF Ret.) is President of Pacific Aviation Services, an aviation operations, services and consulting company, operating at Kalaeloa Airport, Hawaii, a position he has held since October 2019. Since 2013, he has also been a board member of the Pearl Harbor Aviation Museum (nonprofit museum on historic Ford Island) and its Chairman since 2021. Mr. Johns previously served as Co-Chief Executive Officer and President, Government and Manufacturing, of FlightSafety International, Inc., a Berkshire-Hathway company and global provider of flight training for commercial, business and military aviation professionals and flight simulation equipment, from October 2018 to August 2019. He joined FlightSafety in 2014 as Senior Vice President, Government. Mr. Johns’ responsibilities were expanded to include manufacturing and technology in 2015. He served in the United States Air Force for 35 years and retired with the rank of General. During his time with the United States Air Force, Mr. Johns led the Air Mobility Command with a fleet of 1,300 aircraft and managed relationships with 120 commercial air carriers. He served as an Air Force Deputy Chief of Staff and as a White House Fellow. He was responsible for strategic planning and resourcing at the Pentagon, U.S. European and Pacific Commands. Mr. Johns has flown more than 83 aircraft types and was chief test pilot for Air Force One. He received a B.S. in aeronautical engineering from the Air Force Academy, and a M.S. from Central Michigan University. Mr. Johns graduated from the Air Force Test Pilot School, the Industrial College of the Armed Forces, and attended the Kennedy School of Government at Harvard. He has been a director of the Company since October 2017 and serves as a member of the Audit Committee, including the Cybersecurity Subcommittee, and the Compensation Committee.

Mr. Johns possesses a deep understanding of strategic planning and analysis, including in regard to cybersecurity matters from his time at the Pentagon, and offers valuable operating perspectives with respect to complex air networks. His former leadership of the Air Mobility Command, including his experience in managing relationships with the many commercial air carriers that supplement the U.S. military's air transport operations, provides insight to the Company in seeking to further develop and expand its air cargo and related businesses.

Laura J. Peterson DIRECTOR SINCE: 2018 AGE: 65 INDEPENDENT

Laura J. Peterson  served as Executive Vice Chair of Palladyne AI Corp. (Nasdaq: PDYN), a global technology and artificial intelligence leader (“Palladyne AI”), from February 2024 through February 2025. She served as Chief Executive Officer of Palladyne AI’s predecessor company, Sarcos Technology and Robotics Corporation, from October 2023 through February 2024, and Interim Chief Executive Officer from May 2023 through October 2023, and led the company’s restructuring and product pivot to its robotics AI/ML platform, establishing the foundation for Palladyne AI. Ms. Peterson joined the Palladyne AI board as an Independent Director in September 2021, before transitioning to CEO and Director, and Executive Vice Chair at the request of the board. Prior to Ms. Peterson’s election to the ATSG Board of Directors, she served as the Vice President, China Business Development, for Boeing Commercial Airplanes (“BCA”), from 2012 to 2016. Prior to that, Ms. Peterson held a series of executive positions at BCA and BCA’s parent company, The Boeing Company, in aircraft sales, international business development, global strategy, government relations and homeland security from 1994 to 2012. She served on the Executive Leadership Team of BCA, as well as on the Executive Leadership Teams of BCA Airplane Production and Supplier Management, BCA Strategy and Boeing International. Ms. Peterson has been a member of the Board of Directors of Accelya Group, a leading global technology provider of integrated technology platforms, software and services to the transportation industry, since April 2022. She holds a B.S. in Industrial Engineering from Stanford University and an M.B.A. from The Wharton School at the University of Pennsylvania and is a Fellow of the Stanford Distinguished Careers Institute. Ms. Peterson has been a director of the Company since June 2018 and serves on the Audit Committee and the Nominating and Governance Committee.

Ms. Peterson brings extensive public company aerospace experience and an understanding of the strategic considerations and challenges associated with complex, highly regulated and technology-intensive global industries and the transportation and logistics sectors. Her detailed knowledge of the global commercial aircraft marketplace, as well as her experience in driving value creation and operational excellence, is insightful to the Board as it oversees the company’s growth and performance as both a lessor and operator of converted freighters throughout the world.

Randy D. Rademacher DIRECTOR SINCE: 2006 AGE: 68 INDEPENDENT

Randy D. Rademacher served as the Senior Vice President, Strategy & Acquisitions, of Reading Rock, Inc., a privately owned manufacturer and distributor of concrete products and other building materials, from 2018 to 2021. He was the Senior Vice President, Chief Financial Officer, of Reading Rock, Inc., from 2008 to 2018. Prior to that, Mr. Rademacher was the Chief Financial Officer for The Armor Group, a privately owned manufacturer of industrial and commercial products, from 2006 to 2008, before which he served as the President of Comair Holdings LLC (regional air transportation), from 1999 to 2005. During his career at Comair Holdings LLC, Mr. Rademacher also held a number of other positions, including Senior Vice President, Chief Financial Officer, from 1993 to 1999, Vice President, Finance, from 1989 to 1993, Controller from 1986 to 1989, and Director, Corporate Finance, from 1985 to 1986. He was also a CPA for Arthur Andersen & Co. (public accounting) from 1979 to 1985. Mr. Rademacher has served as the Lead Independent Director of the ATSG Board since May 2020 and formerly served as the Chairman of the ATSG Board from May 2015 to May 2020. He has been a director of the Company since December 2006 and serves as a member of the Audit Committee, including the Cybersecurity Subcommittee, and the Compensation Committee.

 Among other qualifications, Mr. Rademacher has substantial senior business leadership experience and expertise in the air transportation industry from his service at Comair Holdings LLC. He also offers valuable insight on financial and strategic matters because of his work experience and accounting background.

J. Christopher Teets DIRECTOR SINCE: 2009 AGE: 52 INDEPENDENT

J. Christopher Teets is a founding partner of Red Mountain Capital Partners LLC (“Red Mountain”), an investment management firm, a position he has held since February 2005. He is also a founding partner of Red Mountain Capital Advisors LLC, a merchant bank that provides advisory services to middle market public and private companies. Before joining Red Mountain, Mr. Teets was an investment banker at Goldman, Sachs & Co. Mr. Teets joined Goldman, Sachs & Co. (banking) in 2000 and was made a Vice President in 2004. Prior to Goldman, Sachs & Co., Mr. Teets worked in the investment banking division of Citigroup (banking). He holds a bachelor’s degree from Occidental College and an MSc degree from the London School of Economics. Mr. Teets has also served as a director of Nature’s Sunshine Products, Inc. (vitamin and mineral supplements) since December 2015 and as a director of Intrinsic LLC (financial services) since March 2019. He previously served as a director of Marlin Business Services Corp. (financial services), Yuma Energy, Inc. (energy), Encore Capital Group, Inc. (financial services), and Affirmative Insurance Holdings, Inc. (automotive insurance). Mr. Teets has been a director of the Company since February 2009 and is the Chair of the Compensation Committee and a member of the Nominating and Governance Committee.

Among other qualifications, Mr. Teets brings to the Board significant business, finance, strategy, governance, and investment banking experience, which support the Board’s oversight of the Company’s financial and strategic activities, as well as public company board experience, which helps the Board better understand the financial needs, governance trends, and challenges facing the Company.

Jeffrey J. Vorholt DIRECTOR SINCE: 2004 AGE: 72 INDEPENDENT

Jeffrey J. Vorholt is an independent consultant and private investor. He was formerly a full-time faculty member at Miami University (Ohio) and concurrently an Adjunct Professor of Accountancy at Xavier University (Ohio), from 2001 to 2006. Mr. Vorholt, a CPA and attorney, was the Chief Financial Officer of Structural Dynamics Research Corporation (computer-aided design software) from 1994 until its acquisition by EDS (information technology equipment and services) in 2001. Previously, he served as the Senior Vice President of Accounting and Information Systems for Cincinnati Bell Telephone Company (telecommunications) from 1991 to 1994 and the Senior Vice President, Chief Financial Officer, and director for Cincinnati Bell Information Systems Inc. (global telecommunications billing software) from 1983 to 1991. Mr. Vorholt served as a director and the Chair of the Audit Committee for Softbrands, Inc. (reservations software), from 2002 until its acquisition by Infor Global Solutions (enterprise cloud software) in 2009. Mr. Vorholt has been a director of the Company since January 2004. He is the Chair of the Audit Committee and Chair of the Cybersecurity Subcommittee, and is a member of the Compensation Committee. He holds a CERT Certificate in Cybersecurity Oversight from Carnegie Mellon University.

Among other qualifications, Mr. Vorholt has over 40 years of experience in accounting and financial management, and his knowledge and experience in that field, as well as his background in the information technology and software industries and recent cybersecurity oversight certificate, make him an invaluable asset to the Board, particularly through his service on the Audit Committee and Cybersecurity Subcommittee.

Paul S. Williams DIRECTOR SINCE: 2021 AGE: 65 INDEPENDENT

Paul S. Williams served as a Partner and Managing Director of Major, Lindsey & Africa, LLC, an executive recruiting firm, where he conducted searches for board members, CEOs and senior legal executives from 2005 until his retirement in 2018. He also served as Director of Global Diversity Search at Major, Lindsey & Africa, assisting legal organizations in enhancing their diversity. From 2001 through 2005, Mr. Williams served as Executive Vice President, Chief Legal Officer & Corporate Secretary of Cardinal Health, Inc., a Columbus, Ohio, Fortune 20 global healthcare services company. Earlier in his career, he practiced corporate and mergers and acquisitions law and was general counsel of a computer software company. He has been a director of Public Storage, Inc. (self-storage) since January 2021, as well as for several funds in the American Funds mutual fund family since 2020. Mr. Williams was the President of the National Association of Corporate Directors (NACD) Chicago Chapter, from 2017 to 2021. He previously served as a director of the following companies: Essendant, Inc. (f/k/a United Stationers Inc.), a publicly traded national wholesale distributor of business products, from 2014 through 2019; Bob Evans Farms, Inc., a publicly traded owner and operator of restaurants, from 2007 through 2017; Compass Minerals International, a publicly traded producer of road salt and specialty fertilizers, from 2009 through 2023; and Romeo Power, a publicly traded manufacturer of lithium-ion battery modules for commercial electric vehicles, from 2020 through 2022. Mr. Williams also served as Lead Independent Director of State Auto Financial Corporation, a publicly traded property and casualty insurance company, on whose board he served from 2003 to 2015. He holds an undergraduate degree from Harvard College and a Juris Doctor degree from Yale Law School. Mr. Williams has been a director of the Company since January 2021 and serves as the Chair of the Nominating and Governance Committee and a member of the Compensation Committee.

Mr. Williams brings to the Board (i) comprehensive legal and regulatory executive management experience in large, publicly traded international companies, including in risk management; (ii) a strong background in human resources and talent development as well as compensation practices; (iii) significant expertise in strategic alliances, mergers and acquisitions; and (iv) substantial diversity and inclusion leadership skills, all of which aligned with strategic areas of emphasis for the Company and the Board.

Audit Committee

Prior to the Merger, the Board had a standing Audit Committee (including a Cybersecurity Subcommittee). The Audit Committee was composed of Jeffrey J. Vorholt (Chair), Phyllis J. Campbell, Raymond E. Johns, Jr., Laura J. Peterson and Randy D. Rademacher. The Board has determined that Mr. Vorholt is an “audit committee financial expert” as defined in the rules under the Exchange Act. All members of the Audit Committee are independent under the Nasdaq rules.

The Audit Committee is generally charged with the appointment, compensation, retention, evaluation and oversight of the work of the independent registered public accounting firm; reviewing and discussing with management and the independent registered public accounting firm the Company’s annual audited and quarterly consolidated financial statements; reviewing the internal audit function; overseeing the integrity, adequacy and effectiveness of the Company's internal accounting and financial controls; overseeing financial-related and information security-related (including cybersecurity and data privacy) risks; and approving and monitoring the Company's compliance with their codes of conduct. Also, in the performance of its oversight function, the Audit Committee reviews the Company's compliance with Section 404 of the Sarbanes-Oxley Act of 2002. The Audit Committee works closely with management as well as the Company’s independent registered public accounting firm. The Audit Committee has the authority to obtain advice and assistance, and receive appropriate funding, from the Company for outside legal, accounting or other advisors as the Audit Committee deems necessary to carry out its duties. The Audit Committee also has the power to appoint and delegate matters to subcommittees, and while the Board has the primary responsibility for risk oversight, the Audit Committee assists the Board in fulfilling its oversight responsibility with respect to the management of cybersecurity-related risks, and it has established a Cybersecurity Subcommittee for this purpose.

Through its Cybersecurity Subcommittee, the Audit Committee periodically reviews and discusses with management, including the Vice President of Information Technology, (i) the Company’s information security strategy, priorities and objectives; (ii) the Company’s technology and information security risks, including with respect to cybersecurity and data privacy; and (iii) the steps management has taken to manage cybersecurity. In addition, the Chair of the Audit Committee, who also chairs the Cybersecurity Subcommittee, has a CERT Certificate in Cybersecurity Oversight from Carnegie Mellon University.

The Audit Committee performs its work under the guidance of a written charter that was initially approved by the Audit Committee and the Board in August 2003 and was most recently amended in July 2023. The Cybersecurity Subcommittee charter was initially approved by the Audit Committee in October 2023. The charter of the Audit Committee is available through the Investors section of our website at www.atsginc.com. In 2024, the Audit Committee held 4 meetings and its Cybersecurity Subcommittee held 4 meetings.

Corporate Governance

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires that the directors and certain officers of the Company, and persons who own more than ten percent of ATSG's common stock, file reports of ownership and changes of ownership with the SEC on Forms 3, 4 and 5. Based solely on our review of Forms 3, 4 and 5 and amendments thereby filed electronically with the SEC, and on written representations by the officers and directors of the Company regarding their compliance with the filing requirements, the Company believes that in 2024, all such filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with, except that a Form 4 covering one vesting transaction for Mr. Teets, serving as a non-employee director at the time, and one Form 4 covering a gift transaction by Mr. Hete, then serving as Executive Chairman, were not timely filed due to administrative errors.

Code of Ethics for the CEO and CFO

The Company has adopted a Code of Ethics that sets forth the policies and business practices that the Company applies to its Chief Executive Officer and Chief Financial Officer (who also serves as the Company's principal accounting officer). The Code of Ethics is in compliance with SEC rules and addresses such topics as compliance with laws; full, fair, accurate, complete, objective, timely and understandable disclosure, including of financial results; professional, honest and ethical conduct; conflicts of interest; and reporting procedures and accountability. The Code of Ethics is available through the Investors section of our website at www.atsginc.com.

Code of Conduct for Conducting Business

The Company has adopted a Code of Conduct for Conducting Business that sets forth the policies and business practices that apply to all of the Company’s employees and directors. The Code of Conduct addresses such topics as compliance with laws; moral and ethical conduct; equal employment opportunity; promoting a work environment free from any form of harassment and discrimination; and the protection of intellectual property and proprietary information. No waivers of the requirements of our Code of Conduct for Conducting Business were granted during 2024. The Code of Conduct for Conducting Business is available through the Investors section of our website at www.atsginc.com.

Insider Trading Policy

The Company has adopted an Insider Trading Policy that governs the purchase, sale and/or other dispositions of our securities by directors, officers and employees that is reasonably designed to promote compliance with insider trading laws, rules and regulations and Nasdaq listing standards. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to the Original Filing. In addition, with regard to the Company’s trading in its own securities, it is the Company’s policy to comply with the federal securities laws and the applicable exchange listing requirements.

ITEM 11. EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

Compensation Philosophy and Objectives

The Compensation Committee of the Board (“Compensation Committee”) believes that the compensation paid to its executive officers should assist the Company in attracting and retaining talented leaders and encouraging a high level of effective and ethical management in the best interests of the Company and its stockholders, while at the same time avoiding the encouragement of unnecessary or excessive risk taking. To this end, the Compensation Committee strives to ensure that the Company’s executive compensation program is competitive with that of similarly situated companies and rewards the achievement of short- and long-term goals that align the interests of its executives and stockholders in seeking to increase stockholder value. The Compensation Committee employs this philosophy in making compensation decisions and as a result believes that the Company’s overall executive compensation program is meaningfully performance based.

Throughout this Amendment, the individuals who served as the Company’s Principal Executive Officer and Principal Financial Officer during 2024, as well as the other individuals included in the “Summary Compensation Table” below, are referred to as the “named executive officers.” For 2024, the named executive officers, identified by their titles, were:

Name	Title
Joseph C. Hete	Executive Chairman (Principal Executive Officer before Merger) and former Chief Executive Officer
Quint O. Turner	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Michael L. Berger	Chief Executive Officer (Principal Executive Officer after Merger) and former President
Edward J. Koharik, III	Chief Operating Officer
W. Joseph Payne	Chief Legal Officer & Secretary

Mr. Hete served as Chief Executive Officer until June 2024, during which period Mr. Berger served as President. Mr. Hete continued to serve as Principal Executive Officer throughout 2024 until the Merger, including in his role as Executive Chairman after Mr. Berger’s promotion to Chief Executive Officer in June 2024. Throughout this Compensation Discussion & Analysis, references to our executive officers or senior leadership as a group include the named executive officers.

Chief Executive Officer’s Role in the Compensation Decision Process

The Compensation Committee considers recommendations from the Chief Executive Officer with respect to the base salaries of the named executive officers (other than himself and the Executive Chairman) and the performance measures to be utilized under the Company's short-term incentive compensation plan. In making his recommendations, the Chief Executive Officer utilizes materials prepared by Willis Towers Watson, as further described in the “Compensation Consultant and Compensation Peer Group” section below, including the peer group analysis. In addition, the Chief Executive Officer completes an objective and subjective review of each executive’s responsibilities and performance over the prior year. The Chief Executive Officer plays no role in the compensation process for himself and is not present during voting or deliberations with respect to his own compensation.

Establishing Compensation Levels

The Compensation Committee ordinarily meets during the first half of each year to review the base salaries for each of the executive officers and to approve incentive awards for the prior year based upon previously established performance measures. All changes to base salaries are typically effective on July 1st for the year in which they are set. The Compensation Committee has traditionally authorized the grant of equity awards under the Company's long-term term incentive plan no earlier than the close of the market on the second or third full trading day after the issuance of the Company’s earnings for the fourth quarter and year-end.

During the first half of the year, the Compensation Committee also typically establishes incentive goals for the current year based in part upon the Chief Executive Officer’s recommendations.

Compensation Consultant and Compensation Peer Group

The Compensation Committee is authorized to retain the services of independent advisers to assist it in carrying out its responsibilities. In 2024, the Compensation Committee engaged Willis Towers Watson as its independent compensation consultant to conduct a competitive compensation review for the named executive officers and an update with respect to executive compensation trends and regulatory developments. The assessment was based on general industry compensation survey data, and a proxy analysis of publicly traded transportation industry competitors, logistics companies and regional airlines constituting a peer group of companies. The revenue scope used to adjust the general industry survey data to ATSG’s size was $2.1 billion, which represented an approximate 5% increase from ATSG’s projected 2023 revenues of $2.0 billion used in the previous analysis prepared by Willis Towers Watson at the request of the Compensation Committee in 2023.

The Compensation Committee, aided by its independent compensation consultant, periodically reviews the composition of the Company’s compensation peer group and, as appropriate, updates the group to reflect changes among peer companies, their pay practices, and other relevant factors. Factors considered in adding to or deleting from the peer group include qualitative considerations such as the comparability of a potential peer’s industry to the Company’s and quantitative factors such as revenues, EBITDA, market capitalization, net income, and number of employees, among others. In 2024, following this process, the Compensation Committee determined to remove Atlas Air Worldwide Holdings, Inc. and Triton International Limited from the peer group due to their having been acquired, as well as Mesa Air Group, Inc. due to revenue size and no longer providing an appropriate comparison, and to add Frontier Group Holdings, Inc. (airline) as an industry- and size-appropriate comparator and to bolster the sample size. As a result, the compensation peer group for 2024 consisted of the following 13 companies, with median revenues of $2.3 billion:

•	AAR Corp.	•	Hub Group, Inc.
•	Air Lease Corporation	•	Park-Ohio Holdings Corp
•	Curtiss-Wright Corporation	•	Skywest, Inc.
•	GATX Corporation	•	Spirit Airlines, Inc.
•	Forward Air Corporation	•	Willis Lease Finance Corp.
•	Frontier Group Holdings, Inc.	•	Woodward, Inc.
•	Hawaiian Holdings, Inc.

The 2024 competitive compensation review included: (i) a review of the Company's executive compensation program and its components; (ii) a comparison of the named executive officers' compensation, including base salary, target total cash compensation (base salary and target annual incentive), and target total direct compensation (base salary, target annual incentive, and long-term incentive) relative to the 25th, 50th and 75th percentiles for executives holding comparable positions based on the general industry survey data; and (iii) a comparison of the components of the compensation of each of the named executive officers relative to their counterparts in the compensation peer group.

The Compensation Committee utilized the competitive compensation assessment in evaluating the ongoing competitiveness of the Company's compensation arrangements for 2024. In this regard, the general industry survey data and compensation peer group analysis contained in the competitive compensation assessment constituted a material component of the Compensation Committee’s evaluation of the Company’s compensation arrangements for 2024 with respect to the named executive officers. The Compensation Committee, in consultation with Willis Towers Watson, determined that the Company’s executive compensation program was structured appropriately and in keeping with current trends and best practice design. In particular, the Compensation Committee has identified the 50th (median) percentile as the targeted pay level, and the 2024 assessment found that officer compensation was generally aligned with the target.

In May and June 2024, the Compensation Committee met in executive session, outside of the presence of Messrs. Hete and Berger, to discuss their compensation arrangements for 2024. The Compensation Committee reviewed and discussed the components of Messrs. Hete’s and Berger’s compensation utilizing the materials prepared by Willis Towers Watson that are described above and based thereon, determined to make market rate increases to their compensation. The Compensation Committee, in consultation with the Chief Executive Officer (initially Mr. Hete and later, Mr. Berger) and utilizing the materials prepared by Willis Towers Watson, also reviewed and discussed the compensation components for the other named executive officers and based thereon, likewise determined to make market rate increases to their compensation.

To minimize the potential for conflicts of interest, our policy is to limit the use of Willis Towers Watson to only executive and director compensation and benefits matters. Further, the Compensation Committee has the sole authority to retain or terminate Willis Towers Watson as its executive compensation consultant and to approve its fees and other terms of engagement. In connection with its engagement of Willis Towers Watson, the Compensation Committee considered various factors bearing upon Willis Towers Watson's independence, including, but not limited to, the amount of fees received by Willis Towers Watson from the Company as a percentage of Willis Towers Watson's total revenues, Willis Towers Watson's policies and procedures designed to prevent and mitigate conflicts of interest, and the existence of any business or personal relationships that could impact Willis Towers Watson's independence. Willis Towers Watson provided the Company with a written statement in which it indicated its belief that it serves as an independent advisor to, and has no conflicts of interest involving, the Company.

Compensation and Risk

The Board, in consultation with the Compensation Committee and management, believes that the Company's compensation policies and practices for its employees, including the Company's executive compensation program, do not create risks that are reasonably likely to have a material adverse effect on the Company. The Board believes that the following characteristics of the Company's compensation policies and practices are effective in reducing the possibility of the executive officers, individually or as a group, making excessively risky business decisions that could maximize short-term results at the expense of long-term value:

•

The base salaries the Company pays to its executive officers are generally consistent with salaries paid for comparable positions in the Company's industry, and provide the Company's executive officers with a steady income while reducing the incentive to take risks in pursuit of short-term benefits.

•

The Company's short-term and long-term incentive compensation plans are well-defined and based on stated formulas that respectively cap the maximum bonus and shares that may be earned, thereby reducing the incentive for excessive risk taking.

•	The Company's executive compensation program is designed to include a significant level of long-term incentive compensation, which discourages short-term risk taking.

•	The performance period and vesting schedule for long-term incentives overlap, which reduces the motivation to maximize performance in any one period.

•

The Compensation Committee retains an external executive compensation consultant at least once every two years to advise it on market practices and the suitability of its compensation actions and decisions.

•

The Company has adopted (i) a Code of Ethics for the Chief Executive Officer and Chief Financial Officer that provides for the forfeiture of bonuses and equity compensation under certain situations; (ii) an Insider Trading Policy (described above) that prohibits the directors, named executive officers and other designated employees from entering into financial transactions designed to hedge or offset any decrease in the market value of the Company’s securities, holding Company securities in a margin account or pledging (or hypothecating) Company securities as collateral for a loan; (iii) a Code of Conduct for Conducting Business; (iv) a Corporate Compliance Plan; and (v) an Executive Officer Clawback Policy that provides for the recovery of erroneously awarded compensation in the event of an accounting restatement, each of which are designed to reinforce the balanced compensation objectives established by the Compensation Committee. The codes, policies and plan are available through the Investors section of our website at www.atsginc.com.

•

The Company has adopted stock ownership guidelines for the named executive officers, which the Board believes helps to align the interests of the named executive officers with the interests of stockholders, thereby discouraging excessive risk taking.

Advisory Votes on Executive Compensation

At our annual stockholders’ meetings held in May 2024, 2023, and 2022, approximately 99%, 98%, and 98% of the shares cast at the meetings (excluding abstentions and broker non-votes) were respectively voted in favor of the advisory vote on the executive compensation reported in the Company's proxy statement. While the advisory vote is non-binding, the Compensation Committee and the Board of Directors reviews and considers the voting results with respect to advisory votes on executive compensation when making future decisions regarding the Company's executive compensation program and intends to hold future advisory votes on executive compensation every year.

Components of Executive Compensation for 2024

The Company’s executive compensation and benefits package consists of direct compensation (base salary, short-term cash incentives and long-term equity-based incentives) and Company-sponsored retirement and benefit plans. The components of the named executive officers’ compensation packages are designed to contribute to a total package that is competitive, appropriately performance-based and valued by the Company’s executives. The Compensation Committee strives to align the mix of executive officer compensation between cash and non-cash and short-term and long-term incentive compensation with the competitive benchmarking described above.

Base Salary

The Company provides the named executive officers with a base salary to compensate them for services rendered during the fiscal year. The Compensation Committee determines the base salary for the Chief Executive Officer and the other named executive officers, although the base salaries for the latter (other than the Executive Chairman) are determined in consultation with the Chief Executive Officer. The Compensation Committee typically reviews the base salaries of the named executive officers during the first half of the year as part of the Company’s performance review process, as well as in the event of a promotion or other change in job responsibilities. This review primarily takes into account a compensation analysis, such as the Willis Towers Watson analysis described above; an internal review of the executive’s compensation, both on an individual basis and relative to other executives; and the individual performance of the executive, as evaluated by the Compensation Committee and, with respect to the named executive officers other than the Executive Chairman and Chief Executive Officer, the Chief Executive Officer. The base salaries earned by the named executive officers in 2024 are set forth in the “Salary” column of the “Summary Compensation Table” below.

Short-Term Incentive Compensation

During 2024, the Company's executives, including the named executive officers, had the potential to earn incentive compensation under the Company’s Executive Incentive Compensation Plan (the “EIC Plan”). The purpose of the EIC Plan is to incentivize executives to achieve short-term corporate goals. Under the EIC Plan, participants are eligible to receive a cash bonus utilizing a formula that establishes a bonus amount, expressed as a percentage of base salary, based upon the extent of achievement of performance measures that are prescribed under the EIC Plan. The performance measures selected, and the relevant weight given to each such performance measure, may vary by participant, provided that, unless otherwise determined by the Compensation Committee, bonuses will be based on at least two performance measures, one of which will be net income from continuing operations. The other performance measures that may be utilized under the EIC Plan include revenue growth, return on capital, adjusted EBITDA, free cash flow, earnings per share, shipment growth, increase in stock price, return on assets, service or personal goals. The cash incentive bonus opportunity for each of the named executive officers varies depending upon the position held and ranges from 6% to 160% of the participant's base salary earned during the year. The threshold, target and maximum bonus potentials for the named executive officers in 2024 included the following:

Named Executive Officer	Threshold	Target	Maximum
Joseph C. Hete	11.5% of base salary	115% of base salary	160% of base salary
Quint O. Turner	6% of base salary	60% of base salary	100% of base salary
Michael L. Berger(1)	8% of base salary	90% of base salary	136% of base salary
Edward J. Koharik, III	6% of base salary	60% of base salary	100% of base salary
W. Joseph Payne	6% of base salary	60% of base salary	100% of base salary

(1)

Reflects a pro rata calculation (rounded) of Mr. Berger’s bonus potential, which was 6% at threshold, 60% at target, and 100% at maximum during his term of service as President until June 2024 and 10% at threshold, 110% at target, and 160% at maximum during his term of service as Chief Executive Officer thereafter.

The Compensation Committee determines: (i) the threshold, target and maximum bonus percentages and, based thereon, the potential cash bonus amounts; (ii) the performance measures and the weight to be given to each performance measure; and (iii) the extent of the achievement thereof, for the Executive Chairman and the Chief Executive Officer. Similarly, the Compensation Committee makes the same determinations with respect to the other named executive officers in consultation with the Chief Executive Officer. In May and June 2024, the Compensation Committee met in executive session, outside of the presence of the Executive Chairman and Chief Executive Officer, to discuss Messrs. Hete’s and Berger’s compensation arrangements for 2024. The Compensation Committee reviewed and discussed the components of Messrs. Hete’s and Berger’s compensation utilizing the materials prepared by Willis Towers Watson that are described above and based thereon, increased for 2024 their bonus percentages relative to those under the EIC Plan for 2023. Further, the Compensation Committee, in consultation with the Chief Executive Officer and utilizing the materials prepared by Willis Towers Watson, made no changes to the bonus percentages under the EIC Plan for Messrs. Koharik, Turner and Payne for 2024.

For 2024, 40% of the named executive officers’ bonus opportunity was based upon the level of achievement of net income from continuing operations, 40% of their bonus opportunity was based upon the level of achievement of free cash flow, and 20% of their bonus opportunity was based upon the level of achievement of specific strategic objectives (the “Strategic Objectives”). The Compensation Committee determined that for 2024, (x) Mr. Hete earned 46% of the bonus potential, Mr. Berger earned 45% of the bonus potential and Messrs. Turner, Koharik and Payne earned 41% of the bonus potential for the performance measure associated with net income from continuing operations; and (y) Messrs. Hete, Berger, Koharik, Payne, and Turner had achieved 100% of the bonus potential (i.e., maximum achievement) for the performance measure associated with free cash flow and for the performance measure associated with the Strategic Objectives. The following table shows for each of Messrs. Hete, Berger, Koharik, Payne and Turner: (i) the performance measures utilized; (ii) the relevant weight given to the performance measures based on net income from continuing operations, free cash flow, and in the aggregate for the Strategic Objectives; (iii) the potential bonus amounts at threshold, target and maximum, for the achievement of the performance measures based on net income from continuing operations, free cash flow, and in total for the Strategic Objectives; and (iv) the actual cash incentive bonus achieved for the performance measures under the EIC Plan for 2024:

	Component	Potential Bonus Attainment
	of 2024 Bonus	Threshold	Target	Maximum	Actual 2024 Bonus
Joseph C. Hete
Net Earnings from Continuing Operations(1)	40.0%	$34,500	$345,000	$480,000	$221,700
Free Cash Flow(2)	40.0%	34,500	345,000	480,000	480,000
Strategic Objectives(3)	20.0%	17,250	172,500	240,000	240,000
Total					$941,700
Quint O. Turner
Net Earnings from Continuing Operations(1)	40.0%	$12,300	$123,000	$205,000	$84,050
Free Cash Flow(2)	40.0%	12,300	123,000	205,000	205,000
Strategic Objectives(3)	20.0%	6,150	61,500	102,500	102,500
Total					$391,550
Michael L. Berger
Net Earnings from Continuing Operations(1)	40.0%	$22,875	$244,983	$370,437	$165,349
Free Cash Flow(2)	40.0%	22,875	244,983	370,437	370,437
Strategic Objectives(3)	20.0%	11,438	122,492	185,219	185,219
Total					$721,005
Edward J. Koharik, III
Net Earnings from Continuing Operations(1)	40.0%	$11,182	$111,822	$186,370	$76,412
Free Cash Flow(2)	40.0%	11,182	111,822	186,370	186,370
Strategic Objectives(3)	20.0%	5,591	55,911	93,185	93,185
Total					$355,967
W. Joseph Payne
Net Earnings from Continuing Operations(1)	40.0%	$11,290	$112,902	$188,170	$77,150
Free Cash Flow(2)	40.0%	11,290	112,902	188,170	188,170
Strategic Objectives(3)	20.0%	5,645	56,451	183,540	94,085
Total					$359,405

(1)

Net earnings from continuing operations for purposes of the EIC Plan is GAAP net earnings from continuing operations less the unplanned effects of items that are not closely related to the Company’s operations or are distinctly different in predictability, including fair value remeasurements of certain financial instruments, pension settlements, charges related to the discharge of a fire suppression system net of insurance recoveries, and budgetary differences in earnings from non-consolidated joint ventures. The resulting net earnings from continuing operations is a non-GAAP financial measure.

(2)	Free Cash Flow for compensation purposes was defined as GAAP Net Cash Flows Provided by Operating Activities less Net Cash Flows Used in Investing Activities.

(3)

The Strategic Objectives for each of the named executive officers for 2024 consisted of a combination of the following topics: evaluating and executing capital allocation plans and optimizing the Company’s return on invested capital; implementing investor relations initiatives; deploying new aircraft programs; maintaining safety practices and culture (training and accident prevention); maintain the on-time service performance for our airlines, including network penalty reductions; carrying out continuous improvement initiatives (including operating cost reductions); enhancing the Company’s financial review processes; and supporting executive succession planning efforts.

In addition to the EIC Plan described above, under the Merger Agreement, the Company established a cash-based retention award program in the amounts and on the terms as determined by the Company, as described under “Retention Awards” below. In 2024, Mr. Berger was also paid the second tranche of a retention bonus for meeting identified succession planning goals pursuant to his previously disclosed supplemental compensation structure. From time to time the Compensation Committee may approve additional payments for exceptional performance or otherwise consistent with the Company’s strategic goals and objectives.

The Compensation Committee believes that the Company’s overall incentive program, including the EIC Plan, is meaningfully performance based. In this regard, the Chief Executive Officer and other named executive officers have in recent years been awarded an annual cash bonus under the EIC Plan attributable to the performance measure associated with net operating income from continuing operations, in addition to the achievement of the identified Strategic Objectives. The Compensation Committee annually reviews the performance measures used for calculating any cash bonus under the EIC Plan to support the Company’s pay for performance orientation and may change the composition and weighting of these measures from time to time. For example, in 2022 and 2023, the Compensation Committee determined to use adjusted EBITDA as an additional performance measure under the EIC Plan, but for 2024 replaced this performance measure with one related to free cash flow, a key focus of the Company’s then-current strategy.

The amounts paid to the named executive officers under the EIC Plan for 2024 are also set forth in the “Non-Equity Incentive Plan Compensation” column of the “Summary Compensation Table” below.

Long-Term Incentive Compensation

The Company's executives, including the named executive officers, and senior management are eligible to participate in the Company's Amended and Restated 2015 Long-Term Incentive Plan (the “2015 LTI Plan”). The purpose of the 2015 LTI Plan is to foster and promote the long-term financial success of the Company, to reward performance and to increase stockholder value by providing participants appropriate incentives and awards, to enable the Company to attract and retain the services of outstanding individuals, to encourage stock ownership in the Company, and to align the interests of management and directors with that of stockholders. The 2015 LTI Plan authorizes a wide range of equity awards, including stock options, restricted stock awards, restricted stock units, stock awards, stock appreciation rights and performance-based awards payable in shares or cash and other forms of equity-based compensation.

Since the approval of the 2015 LTI Plan, the Compensation Committee has granted restricted stock awards and performance-based stock unit awards to the named executive officers and other executives and members of the senior management group on an annual basis. The amount of the total long-term incentive grants to be received by each named executive officer is typically determined by multiplying the officer's base salary by a percentage, the latter of which depends on the position held within the Company. In 2024, the percentage was 150% for Messrs. Koharik, Payne, and Turner; 200% for Mr. Berger; and 300% for Mr. Hete. The restricted stock awards and performance-based stock unit awards at target performance are typically divided evenly, so that half of the long-term incentive compensation value is delivered in restricted stock and half is delivered in performance-based stock units. The number of shares of restricted stock and performance-based stock units to be received is determined by dividing the value derived above by the closing stock price on the date of grant. The Compensation Committee has traditionally authorized the grant of awards no earlier than at the close of the market on the second full trading day after the issuance of the Company’s earnings for the fourth quarter and year-end.

The Compensation Committee granted restricted stock awards and performance-based stock unit awards under the 2015 LTI Plan to the  named executive officers and other executives and members of the senior management group in February 2024. The Compensation Committee met in executive session, outside the presence of the Executive Chairman and Chief Executive Officer, in discussing the compensation arrangements for Messrs. Hete and Berger for 2024.

Restricted Stock Awards

Under the restricted stock award agreements, shares of common stock are issued in the name of each of the participant employees, but are held in escrow until they fully vest. The performance period is 36 months unless accelerated pursuant to their terms. The employees may exercise any voting rights associated with the restricted stock while in escrow, and any dividends paid on the restricted stock are also held in escrow and paid once they are fully vested. The restrictions are removed and the stock is distributed to the employees if they are actively employed at the end of the vesting period, but such awards may be settled earlier or forfeited in certain limited circumstances under the terms of the award agreements, including as described under “Potential Payments upon Termination or Change in Control” below.

The number of shares of restricted stock that were granted to each of the named executive officers during 2024, all of which will vest at the end of the restriction period or in connection with the Merger, are set forth in the “All Other Stock Awards: Number of Shares of Stock or Units” column of the “Grants of Plan-Based Awards Table” below.

Performance-Based Stock Unit Awards

Under the performance-based stock unit award agreements, the performance units are converted to shares of common stock and paid out or forfeited, depending upon whether and the extent to which certain performance criteria are met during the performance period, on a one-for-one basis. The performance period is 36 months unless accelerated pursuant to their terms. The performance-based stock units consist of two types – stock performance units and return on invested capital (“ROIC”) units. The agreements provide for an equal number of stock performance units and ROIC units at target performance, with the eventual payout, if any, based on their respective outcomes at the end of each performance period.

The performance criteria for the stock performance units are based upon the extent to which the appreciation in the Company’s stock price during the performance period equals or exceeds the total stockholder return performance of the NASDAQ Transportation Index (with the applicable constituent companies fixed for these purposes as of the grant date of the respective award) during the same period. Under the 2015 LTI Plan, each award agreement specifies the 40th, 50th and 75th stock performance unit percentile level as the threshold, target and maximum percentile level, respectively, indicating when the stock performance awards are earned or forfeited. For performance outcomes between the threshold and maximum percentile levels, the actual awards are interpolated (in whole increments).

The performance criteria for the ROIC units under the 2015 LTI Plan are based upon how the Company’s average annual return on invested capital during the performance period compares to the levels specified under the award agreements. The criteria for determining the extent to which ROIC units are earned or forfeited is based on the calculation of (1) the sum, for each fiscal year that began during the performance period, of (a) the Company’s net operating profit after taxes based on the Company’s financial statements for such year (“NOPAT”) divided by (b) the result obtained by adding the Company’s operating assets and net fixed assets and subtracting its operating current liabilities (i.e., invested capital) for the same period during the prior fiscal year, (2) divided by three (for the number of years), to the nearest tenth. The Board may exclude any extraordinary, non-recurring items from the determination of NOPAT for any period, in its discretion. Each award agreement specifies a threshold, target and maximum ROIC unit percentile level, indicating when the ROIC awards are earned or forfeited. The Compensation Committee seeks to establish a threshold percentile level that is perceived by management as being reasonably achievable and a target and maximum percentile level that rewards superior performance. For awards made in 2022, 2023, and 2024, the levels were 5% (threshold), 8% (target) and 14% (maximum) ROIC growth. For performance outcomes between the threshold and maximum percentile levels, the actual awards are interpolated.

Under the 2015 LTI Plan, the performance-based stock units (both stock performance units and ROIC units) may be settled earlier or forfeited in certain limited circumstances under the terms of the award agreements.

The number of performance-based stock units that were granted to each of the named executive officers under the 2015 LTI Plan during 2024, all or a portion of which may vest at the end of the performance period or in connection with the Merger, depending upon and the extent to which the performance criteria are met during the performance period, are set forth in the “Estimated Future Payouts Under Equity Incentive Plan Awards” columns of the “Grants of Plan-Based Awards Table” below.

Retention Awards

Pursuant to the Merger Agreement, the Company established a cash-based retention award program in the amounts and on the terms as determined by the Company. Bonuses under the retention award program are payable in part at the closing of the Merger and in part over the two years following the Merger, subject to continued employment through each applicable payment date; however, in the event of a termination by the Company without “cause” or the recipient for “good reason” (to the extent such recipient has an agreement or participates in a Company benefit plan that provides for severance benefits upon a resignation for “good reason”), then any outstanding and unpaid retention bonus award amount shall accelerate in full upon the effectiveness of the recipient’s execution of a release of claims.

The table below sets forth the amount of retention awards that each of the Company’s named executive oﬃcers may receive under the retention award program.

Name	Retention Awards Amount ($)
Michael L. Berger	500,000
Quint O. Turner	500,000
Edward J. Koharik, III	500,000
W. Joseph Payne	500,000

Stock Ownership Guidelines for the Named Executive Officers

To better align the interests of the Company’s executives, including the named executive officers, with the interests of stockholders, the Compensation Committee requires that certain executives, including the named executive officers, maintain a minimum ownership interest in the Company. The Chief Executive Officer and the other named executive officers are each expected to be in compliance with the stock ownership guidelines on or about the later of the fifth anniversary of the date upon which the named executive officer was elected to the position held or the stock ownership requirements were adopted. The Compensation Committee has established the stock ownership requirement for the Chief Executive Officer at five times his annual base salary and the stock ownership requirement for the other named executive officers at three times their annual base salaries. These requirements were increased effective November 1, 2022, from the prior levels, and as a result, the named executive officers remain under applicable grace periods for coming into compliance. In each case, the applicable named executive officer is expected to own and retain the minimum number of shares (including nonvested restricted stock) having a total value that is no less than the applicable multiple of annual base salary based on the greater of the market price on the measurement date or the market price on the date of grant or purchase. The named executive officers are also expected to not sell any shares of the Company’s stock (net of after-tax shares) until such multiple of salary guideline is met and once met, to not sell such number of shares as would cause his ownership of the Company’s stock to fall below such stock ownership requirement. In 2024, our named executive officers were in compliance with the guidelines as described.

Prohibition on Hedging or Pledging Company Stock

The Company’s Insider Trading Policy expressly prohibits Section 16 Individuals and Key Employees (as such terms are defined in the policy) from entering into financial transactions designed to hedge or offset any decrease in the market value of the Company’s securities, holding Company securities in a margin account or pledging (or hypothecating) Company securities as collateral for a loan.

Accounting Restatements; Clawback Policy

Certain bonuses and equity compensation received by the Company’s executive officers must be forfeited as required by applicable law. In particular, the Company has adopted the Executive Officer Clawback Policy applicable to executive officers, consistent with the final rules promulgated by the SEC and Nasdaq under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. Under the Executive Officer Clawback Policy, the Compensation Committee is required to pursue recoupment of certain “erroneously awarded” compensation from the executive officers of the Company under the following circumstances:

•	if the Company is required to prepare an accounting restatement due to material non-compliance by the Company with any financial reporting requirements under the securities laws; and

•

if such noncompliance would have adversely affected the amount of any incentive-based compensation paid during the three completed fiscal years prior to the date the Company is required to prepare such a restatement.

For purposes of this policy, “incentive-based compensation” includes compensation based on any financial reporting measure, which is defined to include stock price and total stockholder return, as well as any measure that is determined and presented in accordance with the accounting principles used in preparing the Company’s financial statements, and any measure that is derived wholly or in part from such measure.

Stock Option Grant Timing Policy

The Company did not grant stock options in 2024 and has not had a historical practice of doing so. Accordingly, the Company has not adopted policies and practices on the timing of awards of stock options in relation to the disclosure of material nonpublic information of the Company, as contemplated by Item 402(x) of Regulation S-K.

Company-Sponsored Retirement and Benefit Plans

Retirement Plans

ATSG and its subsidiaries have several retirement plans for their executives, including the named executive officers, and other employees who are not covered by a collective bargaining agreement. However, as described below, all but two of the retirement plans have been frozen or are no longer the subject of contributions. The named executive officers participate in one or more of the following plans: (i) the Capital Accumulation Plan (the “CAP 401(k)”), which is a qualified voluntary contribution 401(k) plan; (ii) the ABX Air Retirement Income Plan (the “RIP”), which is a defined benefit pension plan; (iii) the ABX Air Profit Sharing Plan (the “PSP”), which is a defined contribution plan; (iv) the ABX Supplemental Executive Retirement Plan (the “SERP”), which is a non-qualified and unfunded plan that provides for benefits in excess of statutory limits; and (v) the Air Transport Services Group, Inc. Nonqualified Deferred Compensation Plan (the “DCP”), which is a non-qualified plan that provides deferred compensation in excess of statutory limits.

All eligible full and part-time non-union employees of ATSG and certain of its subsidiaries, including the named executive officers, may elect to participate in the CAP 401(k), which allows voluntary deferrals of up to 75% of an employee’s pay, subject to IRS income limits. Prior to January 1, 2022, the CAP 401(k) provided either a dollar-for-dollar match of up to 5% of pensionable wages or a non-elective retirement contribution equal to 5% of compensation (the “CAP 401(k) 5%”). Effective January 1, 2022, the CAP 401(k) was amended to freeze the annual retirement contribution and instead extend the dollar-for-dollar matching contribution of up to 5% of pensionable wages to all CAP participants.

During 2024, Mr. Turner was the only named executive officer eligible to receive benefits under the RIP. The RIP is a floor offset pension plan that works in step with the PSP. No contributions have been made to the PSP for non-union employees since December 31, 1999, or for union employees since December 31, 2009. Under the RIP, all eligible full and part-time non-union employees of ATSG that have completed five continuous years of employment with the Company earn the right to receive benefits upon termination at the normal retirement age of 65 or reduced benefits upon early retirement on or after age 55, with 10 or more years of service. Retirement benefits are calculated as the product of 2% times the final average annual eligible pay for the first 25 years of service and 0.5% times the final average annual eligible pay for each year after the first 25 years of service, less the actuarial equivalent of the PSP balance. The RIP was frozen on January 11, 2010, and, as such, no years of service or average monthly compensation have been credited to the participants since that date in determining the benefit available under the RIP. During 2023, the Company offered lump sum payouts to employee participants in the RIP, and Mr. Payne availed himself of this program to receive a full payout of his RIP benefits (and consequently was not eligible to receive benefits in 2024). Mr. Hete has been receiving benefits under the RIP due to his prior retirement from the Company.

Messrs. Payne and Turner are eligible to receive benefits under the SERP. At age 62, the SERP provides 50% of a participant’s Final Average Earnings (“FAEs”) for 25 or more years of service, which benefit is reduced by 4% per year for each year of service less than 25 years. In addition, a participant may elect retirement as early as age 55 provided he or she has at least 10 years of service with the Company. The benefit is reduced by 6% per year for early retirement before age 62. Participants become vested in the SERP after completing 5 years of service with the Company. Prior to April 14, 2009, the date upon which the SERP was frozen, benefits earned through the formula were offset by benefits from Social Security, the RIP, the PSP and the CAP 401(k) 5%. Accordingly, years of service used to calculate the targeted benefit as well as FAEs were frozen as of that date. Mr. Hete has already been paid his lump sum SERP benefit due to his prior retirement from the Company.

Each of the named executive officers are eligible to receive benefits under the DCP. The DCP provides deferred compensation to a select group of management and highly compensated employees (except for any person so employed under the terms of a collective bargaining agreement) in an amount equal to the retirement contributions that cannot be made to the qualified plan in which the eligible employee participates due to IRS compensation limits. The annual contributions made on behalf of the named executive officers participating under the DCP are dependent upon a number of factors, including the salary and bonus paid and equity granted to the named executive officer during the year, the terms of the qualified plan in which he or she participates, and the annual IRS compensation limit. The annual contributions made on behalf of the named executive officers under the DCP for 2024 are set forth in footnote 5 to the “Summary Compensation Table” below.

Benefit Plans

The core benefit package for the named executive officers and substantially all other employees of the Company includes health, dental, vision, short- and long-term disability, group term life insurance, accidental death and dismemberment (“AD&D”) insurance, and certain post-retirement benefits. The core benefit package is designed to assist the Company in retaining and attracting employees for key positions. The core benefit package for substantially all of the employees of the Company, including the named executive officers, also includes business travel accident insurance. The named executive officers participate in the Company’s benefit plans on the same basis as all other eligible Company employees, except to the extent described under the headings “Retirement Plans” and “Potential Payments upon Termination or Change in Control.”

Employment Agreements, Severance Pay Plan and Change-in-Control Agreements

Prior to the Merger, the Company did not have employment agreements with any of its named executive officers that specify a term of employment or guarantee minimum levels of compensation. In addition, prior to the Merger, each of the named executive officers other than Mr. Hete participated in the Air Transport Services Group, Inc. Severance Pay Plan for Senior Management (the “Severance Plan”), which covers certain designated key employees of the Company and provides for post-termination restrictive covenants, severance compensation, and other matters. The Company has also entered into change-in-control agreements with certain of its executives, including the named executive officers, other than Mr. Hete. Information regarding applicable payments under the Severance Plan and change-in-control agreements for the named executive officers is set forth under the section titled “Potential Payments Upon Termination or Change in Control” below.

Tax and Accounting Implications

Deductibility of Executive Compensation

Section 162(m) of the Internal Revenue Code disallows a tax deduction to public companies for compensation in excess of $1 million paid to “covered employees” in a single taxable year, which generally includes all of the named executive officers. While the Compensation Committee may take the deductibility of compensation into account when making compensation decisions, the Compensation Committee will award compensation that it determines to be consistent with the goals of the executive compensation program even if such compensation is not deductible by the Company.

Accounting for Stock-Based Compensation

The Company accounts for stock-based payments in accordance with the requirements of FASB ASC Topic 718.

Compensation Committee Report

As noted in the Explanatory Note to this Amendment, the closing of the transactions contemplated by the Merger Agreement occurred on April 11, 2025. Following such date, the members of the Compensation Committee serving prior to the Merger ceased to serve on the Board and, as a result, did not review the Compensation Discussion and Analysis with management or recommend that such disclosure be included in this Amendment.

Executive Compensation Tables

Summary Compensation Table

The following table sets forth the total compensation earned by, including the stock awards granted to, each of the named executive officers for the fiscal years ended December 31, 2024, December 31, 2023, and December 31, 2022.

Name and Principal Position	Year	Salary ($)	Bonus ($)(2)	Stock Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	Change in Pension Value and Non- qualified Deferred Compensation Earnings ($)(5)	All Other Compensation ($)(6)	Total ($)
Joseph C. Hete(1)	2024	750,000	—	2,285,348	941,700	—	12,343	3,989,391
Executive Chairman	2023	100,962	46,443	—	—	—	1,510,223	1,657,628
(former Chief Executive Officer)	2022	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Quint O. Turner	2024	512,500	—	1,549,928	391,550	—	112,225	2,566,203
Chief Financial Officer	2023	500,000	—	894,729	150,000	131,352	74,759	1,750,840
	2022	486,094	1,906	775,530	353,488	—	81,416	1,698,434
Michael L. Berger	2024	683,654	250,000	3,092,451	721,005	—	198,578	4,945,688
Chief Executive Officer	2023	522,356	250,000	770,580	208,942	—	154,220	1,906,098
	2022	460,000	—	686,898	334,512	—	63,805	1,545,215
Edward J. Koharik, III	2024	465,925	—	1,406,820	355,967	—	113,411	2,342,123
Chief Operating Officer	2023	458,850	—	907,572	137,655	—	61,753	1,565,830
	2022	447,925	—	716,442	321,700	—	66,014	1,552,081
W. Joseph Payne	2024	470,425	—	1,422,129	359,405	—	102,850	2,354,809
Chief Legal Officer & Secretary	2023	458,850	—	903.291	137,655	—	60,478	1,560,274
	2022	443,425	—	701,670	322,459	—	60,271	1,527,825

(1)	Mr. Hete was not a named executive officer in 2022.

(2)

In 2023 and 2024, Mr. Berger was paid a bonus in two tranches, (i) for the first tranche, for meeting identified succession planning goals in 2023 pursuant to his previously disclosed supplemental compensation structure, and (ii) for the second tranche, as a retention bonus for his remaining employed by the Company through April 15, 2024. As an incentive for Mr. Hete’s acceptance of the Chief Executive Officer role and to provide him with a measure of performance-based compensation for 2023, the Compensation Committee awarded a discretionary cash bonus to Mr. Hete on a pro rata basis utilizing the same key performance measures that would have been applicable to the prior Chief Executive Officer under the EIC Plan for 2023. In addition, in 2022, the Compensation Committee awarded a discretionary cash incentive bonus to Mr. Turner.

(3)

The amounts shown reflect the aggregate grant date fair value, in accordance with FASB ASC Topic 718, of restricted stock and performance-based stock units awarded under the 2015 LTI Plan. The amounts shown for the performance-based stock units were computed based on the probable outcome of the performance conditions as of the grant date. Assuming the highest level of outcome, the maximum value of the performance-based stock units in 2024 would have been: Mr. Hete ($3,146,738), Mr. Turner ($1,837,369), Mr. Koharik ($1,669,997), Mr. Payne ($1,685,306) and Mr. Berger ($3,551,610). Assuming the highest level of outcome, the maximum value of the performance-based stock units in 2023 would have been: Mr. Turner ($1,233,518), Mr. Koharik ($1,251,224), Mr. Payne ($1,245,322) and Mr. Berger ($1,062,360). Assuming the highest level of outcome, the maximum value of the performance-based stock units in 2022 would have been: Mr. Turner ($1,0074,465), Mr. Koharik ($992,601), Mr. Payne ($972,135) and Mr. Berger ($951,669). Assumptions used in the calculation of these amounts are included in Note L to the Company’s audited financial statements for the fiscal year ended December 31, 2024, included in the Original Filing. The 2015 LTI Plan is described in further detail above under the heading “Long-Term Incentive Compensation.” Mr. Hete did not receive any performance-based stock units during 2023 or 2022.

(4)

The amounts shown reflect the award of cash incentive compensation earned by the named executive officers for performance in fiscal years 2024, 2023 and 2022, and paid on March 14, 2025, March 15, 2024, and March 10, 2023, respectively, under the EIC Plan. The EIC Plan is described in further detail above under the heading “Short-Term Incentive Compensation.”

(5)

The amounts shown reflect the respective actuarial increases in the present value of the named executive officers’ benefits under the RIP and the SERP, determined using interest rate and mortality rate assumptions consistent with those used in the Company’s financial statements. The SERP provides an age 62 targeted benefit of 50% of a participant’s Final Average Earnings (FAEs) at 25 years of service. For each year of service below 25 years, a 4% per year reduction factor is applied. If a participant retires between ages 55 and 62, an additional 6% per year reduction factor is applied. The targeted 50% benefit is offset by the RIP (before the PSP offset) or the actuarial equivalent of the employer contribution under the CAP 401(k) 5% and an estimated Social Security benefit based on the maximum amount. If a participant terminates prior to age 55, the SERP benefit will be payable at age 55. If a participant does not have 5 years of service at termination, they are not eligible for a SERP benefit. The SERP benefit will be paid as a lump sum based on RP 2000 annuitant mortality projected to 2018 and 5.55% interest. Messrs. Berger and Koharik do not participate in the RIP or the SERP, and Mr. Hete has been paid his SERP benefit and is receiving benefits under the RIP due to his prior retirement from the Company. In 2024, the present value of Mr. Turner’s benefits decreased by $25,326. In 2023, the present value of Mr. Payne’s benefits decreased by $6,839 (and as described above, he availed himself of a lump sum payout program with respect to the RIP in 2023). In 2022, the present value of Mr. Turner’s and Mr. Payne’s benefits decreased by $465,759 and $206,356, respectively. The RIP and the SERP are described in further detail above under the heading “Retirement Plans.” None of the named executive officers received any earnings on their deferred compensation based on above-market or preferential rates.

(6)

The amounts shown reflect the value of contributions made by the Company for the benefit of each of the named executive officers pursuant to the CAP 401(k) and the DCP, and the dollar value of life insurance premiums paid by the Company for the benefit of each of the named executive officers, together with other compensation as noted below, as follows:

(a)

The amounts for Mr. Hete include (i) the value of life insurance premiums paid by the Company ($1,994 and $247 for 2024 and 2023, respectively), (ii) contributions made by the Company pursuant to the CAP 401(k) of $10,350 for 2024, (iii) $200,000 for annual cash fees paid to him for his service as a non-employee director during 2023, including for his service as Chairman and (iv) the aggregate grant date fair value of (x) his annual non-employee director equity award of 5,293 restricted stock units ($109,989, awarded April 2023) and (y) an award of 83,798 restricted stock units ($1,199,987, awarded November 2023) in consideration of his acceptance of the role of Chief Executive Officer. Mr. Hete’s award of 83,798 restricted stock settled in full after his 12 months of continuous service.

(b)

The amounts for Mr. Turner include contributions made by the Company pursuant to the CAP 401(k) ($17,250, $16,500, and $15,250 for 2024, 2023, and 2022, respectively) and the DCP ($92,895, $55,634, and $63,604 for 2024, 2023, and 2022, respectively), and the value of life insurance premiums paid by the Company ($2,045, $2,625, and $2,562 for 2024, 2023, and 2022, respectively).

(c)

The amounts for Mr. Berger include contributions made by the Company pursuant to the CAP 401(k) ($17,250, $16,500, and $15,250 for 2024, 2023, and 2022, respectively) and the DCP ($179,179, $59,832, and $46,140 for 2024, 2023, and 2022, respectively), and the value of life insurance premiums paid by the Company ($2,150, $2,888, and $2,415 for 2024, 2023, and 2022, respectively) and a relocation bonus of $75,000 for 2023.

(d)

The amounts for Mr. Koharik include contributions made by the Company pursuant to the CAP 401(k) ($17,250, $16,500, and $15,250 for 2024, 2023, and 2022, respectively) and the DCP ($82,799, $42,841, and $48,401 for 2024, 2023, and 2022, respectively) and the value of life insurance premiums paid by the Company ($1,867, $2,412, and $2,363 for 2024, 2023, and 2022, respectively).

(e)

The amounts for Mr. Payne include contributions made by the Company pursuant to the CAP 401(k) ($17,250, $16,500, and $8,560 for 2024, 2023, and 2022, respectively) and the DCP ($82,720, $41,566, and $49,380 for 2024, 2023, and 2022, respectively), and the value of life insurance premiums paid by the Company ($1,880, $2,412, and $2,331 for 2024, 2023, and 2022, respectively).

Grants of Plan-Based Awards Table

The following table summarizes the grants of plan-based awards made to each of the named executive officers during the fiscal year ended December 31, 2024.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Awards: Number of Shares of Stock or Units (#)(3)	Grant Date Fair Value of Stock and Option Awards ($)(4)
Joseph C. Hete	2/28/2024(5)				32,305	46,150	69,225		597,643
	2/28/2024(6)				23,075	46,150	92,300		562,569
	2/28/2024							92,300	1,125,137
	N/A	86,250	862,500	1,200,000
Quint O. Turner	2/28/2024(5)				10,780	15,400	23,100		199,430
	2/28/2024(6)				7,700	15,400	30,800		187,726
	2/28/2024							30,800	375,452
	12/18/2024(7)							36,000	787,320
	N/A	30,750	307,500	512,500
Michael L. Berger	2/28/2024(5)				17,220	24,600	36,900		318,570
	2/28/2024(6)				12,300	24,600	49,200		299,874
	2/28/2024							49,200	599,748
	12/18/2024(7)							85,700	1,874,259
	N/A	57,188	612,458	926,093
Edward J. Koharik, III	2/28/2024(5)				9,870	14,100	21,150		182,595
	2/28/2024(6)				7,050	14,100	28,200		171,879
	2/28/2024							28,200	343,758
	12/18/2024(7)							32,400	708,588
	N/A	27,956	279,555	465,925
W. Joseph Payne	2/28/2024(5)				9,870	14,100	21,150		182,595
	2/28/2024(6)				7,050	14,100	28,200		171,879
	2/28/2024							28,200	343,758
	12/18/2024(7)							33,100	723,897
	N/A	28,226	282,255	470,425

(1)

The amounts shown reflect the threshold, target and maximum payment levels under the EIC Plan. The EIC Plan is described in further detail above under the heading “Short-Term Incentive Compensation.” There is no grant date for awards made under the EIC Plan. The payments earned for 2024 performance under the EIC Plan were made on March 14, 2025 and are disclosed above under the “Non-Equity Incentive Plan Compensation” column of the “Summary Compensation Table.”

(2)

The amounts shown reflect the threshold, target and maximum number of shares of common stock that may be earned by each of the named executive officers with respect to the grant of stock performance units and ROIC units made under the 2015 LTI Plan. The 2015 LTI Plan is described in further detail above under the heading “Long-Term Incentive Compensation.”

(3)

The amounts shown reflect the number of shares of restricted stock that were awarded to each of the named executive officers under the 2015 LTI Plan. The 2015 LTI Plan is described in further detail above under the heading “Long-Term Incentive Compensation.”

(4)

The amounts shown reflect the aggregate grant date fair value, in accordance with FASB ASC Topic 718, of restricted stock and performance-based stock units under the 2015 LTI Plan. This amount assumes the performance-based stock units were computed based on the probable outcome of the performance conditions as of the grant date. Assumptions used in the calculation of these amounts are included in Note L to the Company’s audited financial statements for the fiscal year ended December 31, 2024, included in the Original Filing. The 2015 LTI Plan is described in further detail above under the heading “Long-Term Incentive Compensation.”

(5)	Reflects performance-based restricted stock units calculated based on stock performance.

(6)	Reflects performance-based restricted stock units calculated based on ROIC.

(7)

Reflects the grant of a restricted stock award to the reporting person for his regular fiscal year 2025 award under the 2015 LTI Plan. These shares of restricted stock will vest on December 18, 2027, subject to earlier vesting on certain qualifying termination events. In addition, pursuant to the Merger Agreement, at the closing of the transactions contemplated thereby, this restricted stock will be converted into the right to receive a cash payment equal to the merger consideration upon the satisfaction of the vesting conditions applicable to the restricted stock. The awards described in this note are referred to as the “Interim Equity Awards.”

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth information about outstanding equity awards held by the named executive officers as of December 31, 2024.

		Stock Awards
		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested(1)				Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested(2)
Name	Grant Date	Restricted Stock Units (#)	Restricted Stock (#)	Return on Invested Capital Units (#)	Stock Performance Units (#)	Restricted Stock Units ($)	Restricted Stock ($)	Return on Invested Capital Units ($)	Stock Performance Units ($)
Joseph C. Hete	2/28/2024	—	92,300	92,300	69,225	—	2,028,754	2,028,754	1,521,566
	4/3/2023	5,293	—	—	—	116,340	—	—	—
Quint O. Turner	12/18/2024	—	36,000	—	—	—	791,280	—	—
	2/28/2024	—	30,800	30,800	23,100	—	676,984	676,984	507,738
	4/3/2023	—	20,900	20,900	15,675	—	459,382	459,382	344,537
Michael L. Berger	12/18/2024	—	85,700	—	—	—	1,883,686	—	—
	2/28/2024	—	49,200	49,200	36,900	—	1,081,416	1,081,416	811,062
	4/3/2023	—	18,000	18,000	13,500	—	395,640	395,640	296,730
Edward J. Koharik, III	12/18/2024	—	32,400	—	—	—	712,152	—	—
	2/28/2024	—	28,200	28,200	21,150	—	619,836	619,836	464,877
	4/3/2023	—	21,200	21,200	15,900	—	465,976	465,976	349,482
W. Joseph Payne	12/18/2024	—	33,100	—	—	—	727,538	—	—
	2/28/2024	—	28,200	28,200	21,150	—	619,836	619,836	464,877
	4/3/2023	—	21,100	21,100	15,825	—	463,778	463,778	347,834

(1)

The amounts shown reflect the number of shares of restricted stock and performance-based stock units that were granted under the 2015 LTI Plan to each of the named executive officers for fiscal years 2023 and 2024, as well as the Interim Equity Awards, and, in the case of Mr. Hete’s award made in 2023, one that was approved by the Compensation Committee during his term of service as a non-employee director. The 2015 LTI Plan is described in further detail above under the heading “Long-Term Incentive Compensation.” Other than the Interim Equity Awards granted on December 18, 2024, which are scheduled to vest on December 18, 2027, subject to earlier vesting on certain qualifying termination events, the grants made in fiscal years 2023 and 2024 (other than to Mr. Hete in 2023) are scheduled to vest on December 31, 2025, and December 31, 2026, respectively. The grants made to Mr. Hete will vest when Mr. Hete’s Board service ends.   In addition, pursuant to the Merger Agreement, at the closing of the transactions contemplated by the Merger Agreement, the Interim Equity Awards will be converted into the right to receive a cash payment equal to the merger consideration upon the satisfaction of the vesting conditions applicable to the restricted stock.

(2)

The amounts shown were calculated using a per share value of $21.98, the closing market price of our common stock on December 31, 2024. In addition, the amounts shown assume that the stock performance units and the ROIC units will be paid out at the maximum level for both the 2024 and 2023 awards, based on the Company’s performance under the respective awards as of December 31, 2024.

Option Exercises and Stock Vested Table

The following table sets forth information about equity awards held by the named executive officers that vested as of December 31, 2024. The named executive officers did not receive any vested stock options during 2024 and did not hold any outstanding stock options as of December 31, 2024.

	Stock Awards
	Number of Shares Acquired on Vesting(1)			Value Realized on Vesting(2)
Name	Restricted Stock (#)	Return on Invested Capital Units (#)	Stock Performance Units (#)	Restricted Stock ($)	Return on Invested Capital Units ($)	Stock Performance Units ($)
Joseph C. Hete	—	—	—	—	—	—
Quint O. Turner	10,500	5,950	5,880	230,790	132,626	131,065
Michael L. Berger	9,300	5,270	5,208	204,414	117,468	116,086
Edward J. Koharik, III	9,700	5,497	5,432	213,206	122,528	121,079
W. Joseph Payne	9,500	5,383	5,320	208,810	119,987	118,583

(1)

The amounts shown reflect the number of shares of restricted stock and performance-based stock units that were granted to each of the named executive officers for fiscal year 2022 that vested as of December 31, 2024, under the 2015 LTI Plan. The 2015 LTI Plan is described in further detail above under the heading “Long-Term Incentive Compensation.”

(2)

The amounts shown were calculated using a per share value of $21.98 for the restricted stock, which was the closing market price of our common stock on the date of vesting, December 31, 2024, and a per share value of $22.29 for the performance-based stock units, which was the closing market price of our common stock on the date that the stock was issued, March 5, 2025.

Pension Benefits Table

The table below shows the present value of accumulated benefits payable to each of the named executive officers, including the number of years of service credited to each of the named executive officers, under the RIP and the SERP, determined using interest rate and mortality rate assumptions consistent with those used in the Company’s financial statements. No payments or benefits were paid under such plans to the named executive officers during the fiscal year ended December 31, 2024.

Name	Plan Name(1)	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)(2)
Joseph C. Hete(3)	Retirement Income Plan	N/A	—
	Supplemental Executive Retirement Plan	N/A	—
Quint O. Turner	Retirement Income Plan	21.6	726,778
	Supplemental Executive Retirement Plan	20.8	718,176
Michael L. Berger(3)	Retirement Income Plan	N/A	—
	Supplemental Executive Retirement Plan	N/A	—
Edward J. Koharik, III(3)	Retirement Income Plan	N/A	—
	Supplemental Executive Retirement Plan	N/A	—
W. Joseph Payne	Retirement Income Plan	14.7	—
	Supplemental Executive Retirement Plan	13.9	—

(1)	The RIP and the SERP are described in further detail above under the heading “Retirement Plans.”

(2)

The valuation method and assumptions used to calculate the amounts shown are included in Note I to the Company’s audited financial statements for the fiscal year ended December 31, 2024, included in the Original Filing, and are based on the SERP in effect as of December 31, 2024.

(3)

Messrs. Berger and Koharik do not participate in the RIP or the SERP and Mr. Hete has already been paid his lump sum SERP benefit and has been receiving benefits under the RIP due to his prior retirement from the Company. Mr. Payne availed himself of a program offered by the Company for lump sum payouts in full to employee participants in the RIP (and consequently was not eligible to receive benefits in 2024).

Nonqualified Deferred Compensation Table

The table below sets forth information concerning each of the named executive officer’s participation in the DCP, which plan is described above under the heading “Retirement Plans.” Mr. Hete does not participate in the DCP, and each other named executive officer is 100% vested in his aggregate account balance.

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY(1) ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year End ($)
Joseph C. Hete	—	—	—	—	—
Quint O. Turner	—	92,895	224,642	—	1,070,006
Michael L. Berger	—	179,179	33,985	—	251,373
Edward J. Koharik, III	—	82,720	20,467	—	113,535
W. Joseph Payne	—	82,799	98,964	—	608,558

(1)	These amounts were credited in 2025 but relate to 2024. These amounts are also reported in the “All Other Compensation” column in the Summary Compensation Table on page 44.

Potential Payments upon Termination or Change in Control

Payments Made upon Retirement

Certain named executive officers participated in the RIP and the SERP in 2024. These plans are discussed above under the heading “Retirement Plans” and the present value of accumulated benefits payable to each of the named executive officers under these plans is described above under the heading “Pension Benefits Table.”

In addition, the restriction on any shares of restricted stock granted pursuant to the Company’s long-term incentive plans in 2024 or earlier would be removed automatically and the stock would be distributed to the executive in full in conjunction with his retirement.1 Further, a pro-rata portion of the award of any performance-based stock units granted under such plans, measured through the last full year (12-month period) of the performance period completed before termination of employment, would be paid out to the executive at the end of the performance period at the greater of target or actual performance.

1 Beginning with awards made in 2024 for certain named executive officers, the Compensation Committee adopted a new form of restricted stock award agreement that changes the vesting provisions applicable to retirement-eligible individuals. Under the new award agreement, restricted stock held by a retirement-eligible individual will vest in full upon the later of (a) the first anniversary of the grant date of the restricted stock or (b) the date on which such holder becomes retirement-eligible, without the requirement of termination of employment.

Payments Made upon Disability

Under the terms of the Company’s short-term disability plan, each of the named executive officers would be entitled to receive 50% of his annual base salary (up to a maximum of $1,000 per week) for a six-month period beginning 15 days from the date he first became disabled. In the event the named executive officer continued to be disabled for a period longer than six months, he would be entitled to participate under the Company’s long-term disability plan. Under the Company’s long-term disability plan, the named executive officer would be entitled to receive two-thirds of his annual base salary (up to a maximum of $15,000 per month) during the period of disability. The payments would continue until the named executive officer died, ceased to have a disability or reached his normal retirement age for purposes of receiving Social Security benefits. The definition of disability is the same as that used for the disability plans covering all full-time non-union employees of the Company. Namely, the named executive officer must be unable to perform the material and substantial duties of his occupation. Further, after 24 months, the named executive officer must be unable to perform the duties of any gainful occupation for which he is reasonably fitted by education, training or experience. The disability benefits would be reduced by any benefits payable under the Company’s pension plans, social security, workers compensation or via subrogation against a third party.

In addition, the restriction on any shares of restricted stock would be removed automatically and the stock distributed in full to the named executive officer in the event he was to become disabled. Further, a pro-rata portion of the award of any performance-based stock units, measured through the last full year (12-month period) of the performance period completed before termination of employment, would be paid out to the named executive officer at the end of the performance period, at the greater of target or actual performance.

Payments Made upon Death

In the event of the death of a named executive officer, his surviving spouse would receive those amounts that have accrued and vested under the RIP and the SERP, if any, in the form of a 50% joint and survivor benefit and his beneficiaries would receive those amounts that have accrued and vested under the PSP, which benefit plans are discussed in this Amendment, including under the headings “Summary Compensation Table” and “Retirement Plans.” In addition, the named executive officer’s beneficiaries would receive life insurance proceeds in the amount of two and one-half times his annual base salary, rounded up to the next $10,000, up to a maximum of $1,500,000. Further, in the event the cause of death was attributable to an accident, the beneficiaries would receive an additional two and one-half times the named executive officer’s annual base salary, rounded up to the next $10,000, up to a maximum of $1,500,000 over and above the life insurance benefit. Further, in the event the cause of death was attributable to an accident while traveling on company business, the beneficiaries would receive an additional two times annual base salary, rounded up to the next $1,000, up to a maximum of $500,000 over and above the life insurance benefit and accidental death benefit.

In addition, the restriction on any shares of restricted stock would be removed automatically and the stock distributed in full to the named executive officer’s beneficiaries in the event of his death. Further, a pro-rata portion of the award of any performance-based stock units, measured through the last full year (12-month period) of the performance period completed before termination of employment, would be paid out to the named executive officer’s beneficiaries at the end of the performance period, at the greater of target or actual performance.

Payments Made upon Termination without Cause or for Good Reason

Each of our named executive officers (other than Mr. Hete) currently participates in the Severance Plan and is a party to a change-in-control agreement, each of which governs the terms of any termination without cause or for good reason.

Severance Plan Payments

Under the terms of the Severance Plan, if a named executive officer (i) is terminated by the Company for any reason other than for “cause” (as defined in the Severance Plan) or due to the officer’s death or disability, or (ii) resigns on account of “good reason” (as defined in the Severance Plan), the covered employee will receive the following severance benefits: (1) a continuation of annual base salary for the covered employee's severance period; (2) a pro rata annual incentive bonus for the fiscal year in which the covered employee's employment termination occurs, which bonus will be paid at the same time that bonuses are paid under the applicable plan or policy; and (3) a continuation of eligibility to participate during the applicable severance period in the Company's medical, dental, vision and prescription drug plans in which the covered employee was participating (including the covered employee's spouse and eligible dependents); provided that to receive such coverage, the covered employee must pay the amount that the covered employee would have been required to pay if such covered employee were employed by the Company at such time.

If a covered employee is also a party to a change in control agreement and there is a change in control that results in such covered employee being entitled to receive severance benefits thereunder, the Severance Plan will cease to be applicable to such covered employee, with all payments and benefits to such covered employee arising out of any termination of the employment of such covered employee to be determined and paid in accordance with the terms of such change in control agreement, as described below.

As a condition for a covered employee to be eligible to participate in the Severance Plan, and to receive severance benefits under the Severance Plan, a covered employee must agree to comply with the restrictive covenants thereunder, including (i) a confidential information disclosure restriction during the term of the covered employment and thereafter, (ii) a non-competition restriction during the term of the covered employee’s employment and for the stated restriction period after such termination of employment and (iii) a non-solicitation restriction applicable to the solicitation of actual or prospective customers, employees and contractors of the Company during the term of the covered employee’s employment and for the restriction period after such termination of employment. The restriction period for Mr. Berger is 24 months and for Messrs. Koharik, Payne and Turner is 18 months. Mr. Hete is not a participant in the Severance Plan.

The Compensation Committee may amend, suspend or terminate the Severance Plan at any time; provided that no amendment, suspension or termination (i) may materially adversely affect a covered employee’s entitlements under the Severance Plan without the prior written consent of such adversely affected covered employee and (ii) will give the Company the right to recover any amount paid to a covered employee prior to the date of such amendment, suspension or termination or to cause the cessation and termination of payments of severance benefits to any person under the Severance Plan receiving severance benefits.

The Severance Plan does not govern the removal of any restrictions on any shares of restricted stock or the treatment of any performance-based stock units in connection with a termination without cause or for good reason. Any acceleration would be governed by the terms of the applicable award agreements and the 2015 LTI Plan, which do not provide for an independent basis to accelerate the vesting of any awards in case of termination without cause or for good reason.

Payments upon Change in Control

The Company has entered into change-in-control agreements with certain of its executives, including the named executive officers (other than Mr. Hete). The purpose of the agreements is to assist in retaining the executives and better enable them to function effectively without distraction in the event that uncertainty as to the future control of the Company and/or a subsidiary should arise as the result of a merger proposal or acquisition attempt by third parties. The agreements provide that, in the event of a change in control of the Company or the subsidiary that employs the executive, the executive will have the right to remain employed, at not less than his or her respective rate of compensation in effect as of the date of the change in control, for at least four years thereafter.

A change in control is generally defined in the agreements as (i) the direct or indirect acquisition by any person of a greater than 50% ownership interest in or voting power over the Company or the subsidiary of the Company that employs the executive, (ii) the direct or indirect acquisition by any person, within any 12 month period, of a 30% or more ownership interest in or voting power over the Company or the subsidiary of the Company that employs the executive, (iii) a majority of the members of the Board are replaced during any 12 month period by directors whose appointment or election is not endorsed by a majority of the members of the Board prior to the date of the appointment or election, or (iv) the acquisition by any person, within any 12 month period, of assets from the Company or the subsidiary of the Company that employs the executive that have a total gross fair market value equal to or more than 40% of the total gross fair market value of all of the assets of the Company or the subsidiary, as applicable.

The change-in-control agreements generally provide that, if an executive is terminated without “cause” (defined as willful and continued failure to perform duties after demand from the Board, or willful or gross misconduct), or terminates employment for “good reason,” within four years after a change in control, the Company must pay the executive, in addition to all accrued compensation, an amount calculated as: (i) a multiple of 2x (3x with respect to Mr. Berger) of the sum of (a) the higher of (x) the executive officer’s base salary in effect at the time of termination and (y) the executive’s base salary at the highest rate in effect during the 2 years prior to the date of termination and (b) the amount of any additional compensation (including sums awarded under any incentive compensation plan) awarded to the executive officer in the year most recently ended (provided that, if the executive’s normal retirement date is less than three years from the termination date (less than two years in the case of Mr. Berger), the multiplier for the salary and bonus severance payments will be adjusted accordingly to provide such payments through the retirement date (i.e., for Messrs. Berger and Turner, the multiplier is 1.8x)), (ii) the annual incentive bonus for the year most recently ended for the named executive officer, to the extent unpaid, and (iii) the actuarial value of contributions that the Company would have made on the named executive officer’s behalf for a 3-year period (for a 2-year period in the case of Mr. Berger) under the RIP or the CAP 401(k), as applicable; provided that, if the executive’s normal retirement date is less than three years (less than two years in the case of Mr. Berger) from the termination date, the multiplier for such payments will be adjusted accordingly to provide such payments through the retirement date. Each named executive officer’s cash severance payments are “double-trigger,” as such payments will not be payable solely as a result of the consummation of the Merger, but would also require a termination without cause or for good reason.

The change-in-control agreements that the Company has with its named executive officers do not require the Company to make tax gross-up payments to reimburse the executive officers for any excise tax and associated income taxes on excess parachute payments as outlined under Section 280G and 4999 of the Internal Revenue Code.

The 2015 LTI Plan, under applicable award agreements, provides that in the event of a change in control (as defined therein), the restrictions on any shares of restricted stock will lapse and the stock will be distributed. In addition, the performance objectives imposed on any performance-based stock units will be deemed to have been met at the target level or any higher level actually achieved as of the date of the change in control (the “Accelerated Units”) and the executive will receive cash or stock (depending on the nature of the change in control) as if the performance period ended on the date of the change in control. The amount awarded with respect to performance-based stock units will be determined by multiplying the Accelerated Units by a fraction calculated as (a) the number of whole months between the beginning of the performance period and the date of the change in control divided by (b) the number of whole months in the performance period.

Potential Payments upon Termination or Change in Control Table

The table below shows potential payments to each of the named executive officers upon (i) retirement, (ii) disability, (iii) death, and (iv) termination without cause or for good reason (x) under the Severance Plan or (y) in connection with a change in control of the Company. The amounts shown assume that a termination was effective as of December 31, 2024 and are estimates of the amounts that would be paid to the named executive officers upon their termination in addition to the base salary and bonus earned by the named executive officers during 2024 and any applicable pension amounts payable to the named executive officers described above under the headings “Pension Benefits” and “Pension Benefits Table.” The actual amounts that would be paid can only be determined at the actual time of the named executive officer’s termination. The Severance Plan and applicable change in control agreements include non-compete provisions and other restrictive covenants that executives must adhere to in order to receive certain payments.

					Termination Without Cause or for Good Reason:
Name	Type of Benefit	Retirement ($)	Disability ($)	Death ($)	Under Severance Plan ($)	After a Change in Control ($)
Joseph C. Hete(11)	Long-Term Disability Payments(1)	—	180,000	—	—	—
	Life and Accidental Death Insurance Proceeds(2)	—	—	750,000	—	—
	Restricted Stock Units(9)	116,340	116,340	116,340	—	—
	Restricted Stock(3)	2,028,754	2,028,754	2,028,754	—	—
	Performance-Based Stock Units(4)	1,183,440	1,183,440	1,183,440	—	—
	Severance Pay(5)	—	—	—	—	—
	Health Care Continuation Coverage(6)	—	—	—	—	—
	Premiums for Life, AD&D, Short-Term Disability and Long-Term Disability Insurance(7)	—	—	—	—	—
	Job Outplacement Services(8)	—	—	—	—	—
Quint O. Turner	Long-Term Disability Payments(1)	—	180,000	—	—	—
	Life and Accidental Death Insurance Proceeds(2)	—	—	1,320,000	—	—
	Restricted Stock(3)	1,927,646	1,927,646	1,927,646	1,927,646	1,927,646
	Performance-Based Stock Units(4)	930,853	930,853	930,853	930,853	930,853
	Severance Pay(5)	—	—	—	1,179,050	2,369,900
	Health Care Continuation Coverage(6)	—	—	—	14,375	27,952
	Premiums for Life, AD&D, Short-Term Disability and Long-Term Disability Insurance(7)	—	—	—	—	14,056
	Job Outplacement Services(8)	—	—	—	—	10,000
Michael L. Berger	Long-Term Disability Payments(1)	—	180,000	—	—	—
	Life and Accidental Death Insurance Proceeds(2)	—	—	1,500,000	—	—
	Restricted Stock(3)	3,360,742	3,360,742	3,360,742	3,360,742	3,360,742
	Performance-Based Stock Units(4)	1,092,406	1,092,406	1,092,406	1,092,406	1,092,406
	Severance Pay(5)	—	—	—	1,846,005	2,316,833
	Health Care Continuation Coverage(6)	—	—	—	33,741	33,741
	Premiums for Life, AD&D, Short-Term Disability and Long-Term Disability Insurance(7)	—	—	—	—	7,817
	Job Outplacement Services(8)	—	—	—	—	10,000
Edward J. Koharik, III	Long-Term Disability Payments(1)	—	180,000	—	—	—
	Life and Accidental Death Insurance Proceeds(2)	—	—	1,190,000	—	—
	Restricted Stock(3)	—	1,797,964	1,797,964	—	1,797,964
	Performance-Based Stock Units(4)	—	905,210	905,210	—	905,210
	Severance Pay(5)	—	—	—	1,065,467	1,728,279
	Health Care Continuation Coverage(6)(10)	—	—	—	—	—
	Premiums for Life, AD&D, Short-Term Disability and Long-Term Disability Insurance(7)	—	—	—	—	18,184
	Job Outplacement Services(8)	—	—	—	—	10,000
W. Joseph Payne	Long-Term Disability Payments(1)	—	180,000	—	—	—
	Life and Accidental Death Insurance Proceeds(2)	—	—	1,210,000	—	—
	Restricted Stock(3)	1,811,152	1,811,152	1,811,152	1,811,152	1,811,152
	Performance-Based Stock Units(4)	902,645	902,645	902,645	902,645	902,645
	Severance Pay(5)	—	—	—	1,082,405	1,980,657
	Health Care Continuation Coverage(6)	—	—	—	40,904	106,804
	Premiums for Life, AD&D, Short-Term Disability and Long-Term Disability Insurance(7)	—	—	—	—	18,369
	Job Outplacement Services(8)	—	—	—	—	10,000

(1)

This amount represents the value of long-term disability payments for one year. However, the executive officer would receive short-term disability benefits for the first six months of any disability, which in the case of the named executive officers would constitute 50% of their base salary (up to a maximum of $1,000 per week).

(2)

This amount assumes the cause of death was not attributable to an accident. The following amounts would be paid to the named executive officers’ beneficiaries in the event the cause of death was attributable to an accident: Mr. Hete ($1,500,000), Mr. Turner ($2,640,000), Mr. Koharik ($2,380,000), Mr. Payne ($2,420,000) and Mr. Berger ($3,000,000). Further, the following amounts would be paid to the named executive officers’ beneficiaries in the event the cause of death was attributable to an accident while traveling on business: Mr. Hete ($2,000,000), Mr. Turner ($3,140,000), Mr. Koharik ($2,880,000), Mr. Payne ($2,920,000) and Mr. Berger ($3,500,000).

(3)

These amounts were calculated using a per share value of $21.98, the closing market price of our common stock on December 31, 2024. Mr. Turner became eligible for early retirement as of December 6, 2017. Mr. Payne became eligible for early retirement as of December 7, 2018. Mr. Berger became eligible for early retirement as of December 16, 2020. Mr. Hete is also eligible for retirement due to being older than 65.

(4)

These amounts were calculated using a per share value of $21.98, the closing market price of our common stock on December 31, 2024. In addition, the performance-based stock units awarded in 2023 and 2024 were valued at the maximum amount for the stock performance units and the ROIC units. Mr. Turner became eligible for early retirement as of December 6, 2017. Mr. Payne became eligible for early retirement as of December 7, 2018. Mr. Berger became eligible for early retirement as of December 16, 2020. Mr. Hete is also eligible for retirement due to being older than 65.

(5)

Under the Severance Plan, this amount constitutes the equivalent of eighteen months’ salary (twenty-four months' salary for Mr. Berger) and a pro rata annual incentive bonus for the fiscal year in which the termination occurs. Under the change-in-control agreement, this amount is calculated as (i) a multiple of 2x (3x with respect to Mr. Berger) of the sum of (a) the higher of (x) the executive officer’s base salary in effect at the time of termination and (y) the executive’s base salary at the highest rate in effect during the 2 years prior to the date of termination and (b) the amount of any additional compensation (including sums awarded under any incentive compensation plan) awarded to the executive officer in the year most recently ended (provided that, if the executive’s normal retirement date is less than three years from the termination date (less than two years in the case of Mr. Berger), the multiplier for the salary and bonus severance payments will be adjusted accordingly to provide such payments through the retirement date (i.e., for Messrs. Berger and Turner, the multiplier is 1.8x)), (ii) the annual incentive bonus for the year most recently ended for the named executive officer, to the extent unpaid, and (iii) the actuarial value of contributions that the Company would have made on the named executive officer’s behalf for a 3-year period (for a 2-year period in the case of Mr. Berger) under the RIP or the CAP 401(k), as applicable; provided that, if the executive’s normal retirement date is less than three years (less than two years in the case of Mr. Berger) from the termination date, the multiplier for such payments will be adjusted accordingly to provide such payments through the retirement date. The amount for Mr. Berger reflects the value of the Company’s portion of the cost relating to the CAP 401(k) until he reaches age 65. Mr. Hete does not participate in the Severance Plan and is not a party to a change-in-control agreement.

(6)

Under the Severance Plan, the Company will pay the difference between the named executive officer’s regular monthly medical premiums and the applicable COBRA coverage for a period of 18 months. Under the change-in-control agreement, the Company will pay the named executive officer’s health insurance premiums for the remaining term of the agreement provided that the executive has elected COBRA continuation coverage and, at the end of such continuation coverage period, shall arrange for the executive to receive health benefits substantially similar to those which the executive was receiving immediately prior to the termination of the coverage period. The amounts for Messrs. Payne, Berger and Turner in the change in control scenario reflect, the value of the Company’s portion of the cost until each reaches age 65. These amounts are merely intended as an estimate using 2024 rates. Mr. Hete does not participate in the Severance Plan and does not have a change-in-control agreement with the Company.

(7)

This amount constitutes the value of life, AD&D, short-term disability and long-term disability insurance premiums that the Company would have paid on the named executive officer’s behalf for the four-year term of the change-in-control agreement. The amounts for Messrs. Payne, Berger and Turner reflect the value of the Company’s portion of the cost until each reaches age 65. These amounts are merely intended as an estimate using 2025 rates. Mr. Hete does not have a change-in-control agreement with the Company.

(8)

This constitutes the maximum amount that the Company will pay or reimburse to the named executive officer for job outplacement services under the terms of the change-in-control agreement. Mr. Hete does not have a change-in-control agreement with the Company.

(9)

The amounts shown reflect 5,293 restricted stock units that were awarded to Mr. Hete prior to his election as Chief Executive Officer in his capacity as a non-employee director under the 2015 LTI Plan. These amounts were calculated using a per share value of $21.98, the closing market price of our common stock on December 31, 2024.

(10)	Mr. Koharik declines medical coverage by the Company.

(11)

Mr. Hete does not have a change in control agreement with the Company and did not receive a retention bonus in 2024. He will only receive payments for the accelerated vesting of his equity-based awards in connection with the Merger.

Section 280G Mitigation Actions Related to the Merger

The Company, in consultation with Parent, is permitted to take certain actions before the eﬀective time of the Merger to mitigate the amount of potential “excess parachute payments” for “disqualiﬁed individuals” (each, as deﬁned in Section 280G of the Internal Revenue Code of 1986, as amended (the “Code”)), including (i) accelerating the grant, vesting or payment in 2024 of any compensation or benefits that otherwise would have been granted, vested or paid in the first half of 2025 (including (a) 2024 annual bonuses, (b) any unvested Company equity-based awards that are scheduled to vest during the first half of 2025 or otherwise accelerate upon the effective time or (c) accrued vacation/paid time off amounts), (ii) entering into non-competition agreements and obtaining third party valuations of restrictive covenants or (iii) entering into “best net” cutback agreements with disqualified individuals. The Company is not required to and does not plan to provide tax or other gross-ups to any disqualified individual related to Section 280G of the Code.

The Company has engaged a third-party consultant to advise on the impacts of Section 280G of the Code in connection with the Merger. Consistent with the actions permitted under the Merger Agreement, the Company has taken the following actions to mitigate the effects of Section 280G of the Code: (i) accelerated the payment of a portion of the annual cash bonuses the disqualified individuals would have received in 2025 with respect to the 2024 performance period; (ii) accelerated the vesting of a portion of the Company performance-based restricted stock units for which the performance period would have completed on December 31, 2024 such that the settlement of such Company performance-based restricted stock units occurred prior to December 31, 2024; (iii) accelerated the vesting of any Company restricted stock that would have vested prior to the end of the first quarter of 2025 such that the settlement of such Company restricted stock occurred prior to December 31, 2024; and (iv) issued the Interim Equity Awards to certain disqualified individuals in the form of Company restricted stock (subject to such disqualified individual’s election under Section 83(b) of the Code), which will automatically convert to cash-based long-term awards consistent with the terms described above. The Company may take such other actions it deems necessary or appropriate to further mitigate the effects of Section 280G of the Code in accordance with the Merger Agreement.

Pay Ratio Disclosure

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 402(u) of SEC Regulation S-K, we are providing the following information about the relationship of the annual total compensation of the Company’s and its consolidated subsidiaries’ employees to the annual total compensation of Mr. Hete, the Executive Chairman (Principal Executive Officer) as of December 31, 2024, for the year ended that date.

Consistent with SEC rules, we calculated Mr. Hete’s compensation for purposes of this pay ratio as the sum of the following items, which we believe best reflects our Principal Executive Officer compensation for 2024, which is in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K:

•	base salary of $750,000;

•	$941,700 of non-equity incentive plan compensation;

•	$2,285,348 in aggregate grant date fair value for the restricted stock and performance-based stock units awarded to Mr. Hete;

•	$12,343 in all other compensation actually earned by Mr. Hete during the year not otherwise listed in the above bullets.

The median of the annual total compensation of all employees of the Company and its consolidated subsidiaries, except the Principal Executive Officer, for 2024 was $64,668. The annual total compensation of the Principal Executive Officer of the Company for 2024, calculated as set forth above, was $3,989,391. Based on this information, the annual total compensation of the Chief Executive Officer was approximately 62 times that of the annual total compensation of our median employee in 2024.

The above pay ratio is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K, using the methodology and material assumptions, adjustments and estimates described below, in addition to the determination of annual total compensation of the Principal Executive Officer described above. Because the SEC rules for identifying the median employee and calculating the pay ratio based on that employee’s annual total compensation allow companies to adopt a variety of methodologies, apply certain exclusions and adjustments, and make reasonable estimates and assumptions reflecting their compensation practices, our pay ratio may not be comparable to the pay ratio reported by other companies. In addition, due to the variability of the Principal Executive Officer’s performance-based compensation and other factors, the pay ratio can differ significantly from year to year.

We used the following methodology to identify and determine the annual total compensation of the median employee. As of December 31, 2024, our employee population consisted of approximately 4,745 employees (excluding the Principal Executive Officer), including full-time, part-time and temporary employees employed on that date. To find the median of the annual total compensation of our employees (other than the Principal Executive Officer) as of December 31, 2024, we used the gross taxable wages from our payroll records that were used for IRS reporting purposes on Form W-2 for 2024. We also annualized the compensation for those full-time and permanent part-time employees who were employed during 2024, but who did not work for us the entire 2024 fiscal year. No full-time equivalent adjustments were made for part-time or temporary employees. We identified our median employee using this compensation measure and methodology, which was consistently applied to all employees included in the calculation. After identifying the median employee, we added together all of the elements of such employee’s compensation for 2024 in accordance with the requirements of Item 402(c)(2)(x), resulting in annual total compensation of $64,668.

Director Compensation

The Company uses a combination of cash and long-term incentive compensation to attract and retain qualified candidates to serve on the Board. The Compensation Committee recommends to the Board for its approval the form and amount of compensation paid to the non-employee directors. The Compensation Committee reviews the compensation arrangements of the directors on an annual basis, which review includes an evaluation prepared on at least a biennial basis by Willis Towers Watson, an executive compensation consulting firm retained by the Compensation Committee. The evaluation considers the compensation arrangements for the directors of similar companies, among other relevant factors, and in 2024 the evaluation suggested modest increases to director compensation, although the Board determined not to increase director compensation at the time.

Cash Compensation for the Non-Employee Directors

The non-employee directors are each paid an annual retainer for serving on the Board as well as an annual retainer for each of the standing committees of the Board on which they serve. During 2024, the annual retainer paid to each of the non-employee directors for serving on the Board was $75,000 and for serving on a committee of the Board was $7,500. In addition, each non-employee director was entitled to be paid a $1,500 fee for each Board and committee meeting attended (of which the non-employee director is a member) that was in excess of a total aggregate amount of 18 Board and committee meetings during the fiscal year.

The Lead Independent Director and the chair of each of the standing committees of the Board also receive an additional annual fee, and whenever the Chairperson of the Board is not also serving as the Chief Executive Officer, he or she is also eligible for an additional annual fee. During 2024, (i) the Executive Chair was not paid a fee with respect to his service as Chairperson of the Board; (ii) the annual fee paid to the Lead Independent Director was $35,000; (iii) the annual fee paid to the Chair of the Audit Committee was $20,000; and (iv) the annual fee paid to the Chair of the Compensation Committee and the Chair of the Nominating and Governance Committee was $12,500.

In addition to compensation for their Board and committee service, the directors are reimbursed during the year for out-of-pocket expenses incurred in the performance of their duties as directors, such as travel, meal and lodging expenses.

Long-Term Incentive Compensation for the Non-Employee Directors

The long-term incentive compensation awards for the non-employee directors consist solely of restricted stock units. Following the approval of the Company’s 2005 Long-Term Incentive Plan as well as following the approval of the Company’s Amended and Restated 2005 Long-Term Incentive Plan (collectively, the “2005 LTI Plan”), restricted stock unit awards were granted to the Company’s non-employee directors on an annual basis. Under the 2005 LTI Plan, the restricted stock units settle on the date upon which the non-employee director’s board service ends. Thereafter, following the approval of the Company’s 2015 Long-Term Incentive Plan as well as following the approval of the 2015 LTI Plan, the non-employee directors have continued to receive restricted stock unit awards on an annual basis. Under the 2015 LTI Plan, the restricted stock units will vest and settle on the first anniversary of the date of the grant, unless the non-employee director elects in advance to defer the settlement to either a specific date after the first anniversary of the date of the grant or the date upon which the non-employee director’s board service ends. The size of the grants is determined by the Board and is based on the Company’s periodic evaluation of the compensation arrangements of other companies prepared by Willis Towers Watson. Awards granted to each of the non-employee directors in February 2024 had a grant value of approximately $110,000.

Stock Ownership Guidelines for the Non-Employee Directors

Like the Company’s executive officers, the non-employee directors are also subject to minimum stock ownership requirements. On November 1, 2022, the Compensation Committee increased the stock ownership requirement for the non-employee directors from three to five times their annual cash retainer for serving on the Board. The non-employee directors are expected to own and retain the minimum number of shares (including nonvested restricted stock units) having a total value that is no less than five times their annual retainer based on the greater of the current market price or the market price on the date of grant or purchase. Each non-employee director is expected to be in compliance with the stock ownership guidelines on or about the later of the fifth anniversary of the date upon which the director was first elected to the Board or the stock ownership requirement was adopted or amended. The non-employee directors are also expected to not sell any shares of the Company’s stock until the ownership guideline is met and, once met, not to sell such number of shares as would cause his or her ownership of the Company’s stock to fall below such stock ownership requirement.

Director Compensation Table

The table below summarizes the compensation paid by the Company to its non-employee directors for the fiscal year ended December 31, 2024.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
Phyllis J. Campbell	90,000	109,990	199,990
Jeffrey A. Dominick(2)	45,000	109,990	154,990
Raymond E. Johns, Jr.	90,000	109,990	199,990
Laura J. Peterson	90,000	109,990	199,990
Randy D. Rademacher	125,000	109,990	234,990
J. Christopher Teets	102,500	109,990	212,490
Jeffrey J. Vorholt	110,000	109,990	219,990
Paul S. Williams	102,500	109,990	212,490

(1)

Each director who was awarded restricted stock units in 2024 received 9,023 units. The restricted stock units are being reported in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 718 Compensation—Stock Compensation. The grant date fair value of the awards is based on information included in Note L to the Company’s audited financial statements for the fiscal year ended December 31, 2024, included in the Original Filing.

(2)	Mr. Dominick resigned from the Board on June 3, 2024 when he accepted the position of President of the Company. Upon his resignation, his 9,023 restricted stock units granted in 2024 were forfeited.

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee as constituted immediately prior to the Merger is now, or has ever been, an officer or employee of the Company or any of its subsidiaries. No member of the Compensation Committee as constituted immediately prior to the Merger had any relationship with the Company or any of its subsidiaries during 2024 pursuant to which disclosure would be required under applicable rules of the SEC pertaining to the disclosure of transactions with related persons. No executive officer of the Company serves or served during 2024 on the board of directors or compensation committee of another company at any time during which an executive officer of such other company served on the Company’s Board or Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

The following table sets forth the number of shares of common stock subject to outstanding restricted stock units granted under the 2005 LTI Plan and outstanding restricted stock units, restricted stock and performance-based stock units granted under the 2015 LTI Plan, as well as the number of shares available for future award grants under the 2015 LTI Plan, in each case, as of April 10, 2025, the date immediately prior to the closing of the Merger. The Company has no other compensation plans pursuant to which equity awards may be granted.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)(2)
Equity compensation plans approved by stockholders	2,324,815	N/A	2,027,000
Total	2,324,815	N/A	2,027,000

(1)

Shares of common stock underlying awards of performance-based stock units are reflected in this column as follows: (i) with respect to awards that vested on December 31, 2024, this column reflects the actual vesting of awards and, therefore, the number of shares (if any) actually issued with respect to such awards; and (ii) with respect to awards that are scheduled to vest on December 31, 2025 and December 31, 2026, this column reflects the number of shares that would be issued if the maximum potential payout were earned. We reserve within our 2015 LTI Plan that number of shares sufficient to cover the maximum potential payout of our then-outstanding performance-based stock units.

(2)

This number is inclusive of 249,025 shares of common stock issuable under the 2005 LTI Plan subject to outstanding restricted stock units granted to non-employee directors thereunder, and the remaining 1,777,975 are issuable under the 2015 LTI Plan.

Beneficial Ownership Matters

The following table sets forth information regarding the beneﬁcial ownership of common stock as of April 10, 2025, by (i) each person or group who is known by the Company to be a beneﬁcial owner of 5% or more of common stock, based on currently available Schedules 13G and 13D ﬁled with the SEC, as may be updated by a Statement of Change of Beneﬁcial Ownership of Securities on Form 4 subsequently ﬁled with the SEC, (ii) each director of the Company, (iii) each of the Company’s named executive officers ("NEOs") and (iv) all directors and executive officers of the Company as a group.

Beneﬁcial ownership of common stock is determined under rules of the SEC and generally includes any shares of common stock over which a person exercises sole or shared voting or investment power. Except as indicated by footnote, the Company believes based on the information provided to the Company that each person and entity named in the table has sole voting and investment power with respect to all of the shares of common stock shown as beneﬁcially owned by such person or entity. The applicable percentage of beneﬁcial ownership is based on 66,226,796 shares of common stock outstanding on April 10, 2025. Shares of common stock subject to Company equity awards currently exercisable or that will be settled or exercisable within 60 days after April 10, 2025, are deemed to be outstanding and beneﬁcially owned by the person holding the Company equity awards for the purpose of computing the percentage of beneﬁcial ownership of that person and any group of which that person is a member, but are not deemed outstanding for the purpose of computing the percentage of beneficial ownership for any other person.

Unless otherwise indicated, the address of each named person is c/o Air Transport Services Group, Inc. 145 Hunter Drive, Wilmington, OH 45177.

Beneficial Ownership of Holders of 5% or More of Company Common Stock, Directors and Executive Officers:
Name of Beneficial Owner	Number of Shares of Company Common Stock Beneficially Owned (#)	Percent of Outstanding Shares of Company Common Stock Beneficially Owned (%)
Holders of 5% or more of Common Stock:
Amazon.com, Inc.(a) 410 Terry Avenue North Seattle, WA 98109	13,370,919	19.999
The Vanguard Group(b) 100 Vanguard Boulevard Malvern, PA 19355	6,055,101	9.189
Blackrock, Inc.(c) 50 Hudson Yards New York, NY 10001	4,106,630	6.232
Glazer Capital, LLC(d) 250 West 55th Street Suite 30A New York, New York 10019	3,862,756	5.833
Nonemployee Directors:
Phyllis J. Campbell(e)	31,892	*
Raymond E. Johns, Jr.(f)	51,058	*
Laura J. Peterson(g)	36,544	*
Randy D. Rademacher(h)	138,268	*
J. Christopher Teets(i)	128,549	*
Jeffrey J. Vorholt(j)	150,996	*
Paul S. Williams(k)	27,107	*
Director and NEOs:
Joseph C. Hete (l)	702,915	1.061%
Michael L. Berger	152,649	*
Other NEOs:
Quint O. Turner	325,998	*
Edward J. Koharik III	102,702	*
W. Joseph Payne	239,154	*
All directors and executive officers as a group (14 persons, including the persons listed above)(m)	2,245,120	3.390

*	Represents less than 1% of the outstanding shares of common stock.

(a)

This information is based on a Schedule 13G/A filed by Amazon.com, Inc. ("Amazon"), with the SEC on February 7, 2025. As set forth in this filing, as of December 31, 2024, Amazon.com NV Investment Holdings LLC (“NV Holdings”), a wholly-owned subsidiary of Amazon, is the record holder of 12,741,445 shares of common stock. Amazon has sole voting and investment power with respect to these shares of common stock. In addition, on March 8, 2016, pursuant to an Investment Agreement, dated as of March 8, 2016 (as amended, the “2016 Investment Agreement”), by Amazon and the Company. the Company issued Amazon a warrant (“Warrant-A”) to acquire up to 12,810,629 shares of common stock. On March 8, 2018, pursuant to the 2016 Investment Agreement, the Company issued Amazon a warrant (“Warrant-B-1”) to acquire up to an additional 1,591,333 shares of common stock. On September 8, 2020, pursuant to the 2016 Investment Agreement, the Company issued Amazon a warrant (“Warrant-B-2” and together with Warrant-A and Warrant B-1, the “2016 Warrants”) to acquire up to an additional 1,591,333 shares of common stock, which was subsequently adjusted to 506,530 shares of common stock.

On December 20, 2018, pursuant to an Investment Agreement, dated as of December 20, 2018 (as amended, the “2018 Investment Agreement”), by and between Amazon and the Company, the Company issued Amazon a warrant (the “2018 Warrant”) to acquire up to an additional 14,801,369 shares of common stock.

On May 29, 2020, pursuant to the 2018 Investment Agreement, the Company issued Amazon a warrant (the “2020 Warrant”) to acquire up to an additional 7,014,804 shares of common stock.

On May 6, 2024, the Company and Amazon entered into an amendment of the 2016 Investment Agreement and a supplement and amendment to the 2018 Investment Agreement (the “2018 Investment Agreement Amendment”). Pursuant to the 2018 Investment Agreement Amendment, the Company issued Amazon a warrant (the “2024 Warrant”) to acquire up to an additional 2,915,000 shares of common stock.

The 2016 Warrants, the 2018 Warrant, the 2020 Warrant, and the 2024 Warrant are collectively referred to as the “Warrants”.

As of April 10, 2025, all shares of common stock subject to the 2016 Warrants, the 2018 Warrant, and the 2020 Warrant have vested and are exercisable or have been exercised, subject to certain regulatory approvals and the terms and conditions outlined in these Warrants. Shares of common stock subject to the 2024 Warrant vest and become exercisable upon the achievement of certain commercial milestones, subject to certain regulatory approvals and the terms and conditions outlined in the 2024 Warrant.

On March 5, 2021, Amazon delivered notices of exercise to the Company to acquire vested shares of common stock underlying the 2016 Warrants, and as permitted by the terms of the Warrants, Amazon amended the Beneficial Ownership Limitation (as defined below) from 4.999% to 19.999%. The number of shares of common stock that are currently exercisable is determined under the Warrants (as amended), which provide that Amazon is prohibited from exercising the Warrants for such number of shares of common stock as would result in beneficial ownership by Amazon of common stock exceeding 19.999% of all outstanding common stock, subject to certain exceptions (the “Beneficial Ownership Limitation”). The number of shares of common stock is reported in this Form 10-K with reference to the number of shares of outstanding common stock as of April 10, 2025. To the extent the number of shares of outstanding common stock increases, the number of shares of common stock beneficially owned by Amazon would increase. To the extent the number of shares of outstanding common stock decreases, the number of shares of common stock beneficially owned by Amazon would decrease.

The number of shares of common stock beneficially owned by Amazon was calculated assuming 66,856,270 shares of common stock outstanding as of April 10, 2025. The number of shares of common stock beneficially owned by Amazon for purposes of the above table was calculated as the sum of the 12,741,445 shares that the Company has issued to NV Holdings, plus 629,474 shares of common stock issuable, as of April 10, 2025, upon exercise of vested warrants that could bring Amazon’s ownership to 19.999% of the Company’s outstanding shares (including such warrant shares in the total outstanding shares as of April 10, 2025 for such purposes). Amazon thus has sole voting power over 13,370,919 shares and sole dispositive power with regard to 13,370,919 shares. Other than as set forth in this footnote with respect to the calculation of Amazon’s beneficial ownership (based solely upon the aforementioned filing and the terms of the Warrants), we have not made any independent determination as to the beneﬁcial ownership of this Company stockholder and are not restricted in any determination we may make by reason of inclusion of such Company stockholder or their shares in this table.

(b)

Based solely on an Amendment No. 9 to Schedule 13G filed with the SEC on February 13, 2024, The Vanguard Group, Inc. reported aggregate beneficial ownership of 6,055,101 shares, no sole voting power over any shares, shared voting power of 69,227 shares, sole dispositive power of 5,954,389 shares, and shared dispositive power of 100,712 shares of common stock as of December 31, 2023. We have not made any independent determination as to the beneﬁcial ownership of this Company stockholder and are not restricted in any determination we may make by reason of inclusion of such Company stockholder or their shares in this table.

(c)

Based solely on an Amendment No. 6 to Schedule 13G filed with the SEC on January 29, 2024, BlackRock Inc. reported aggregate beneficial ownership and sole dispositive power of 4,106,630 shares of common stock, no shared voting or dispositive power over any shares of common stock, and sole voting power of 4,015,439 shares of common stock, indicating no voting power of 91,191 shares of common stock, in each case, as of December 31, 2023. We have not made any independent determination as to the beneﬁcial ownership of this Company stockholder and are not restricted in any determination we may make by reason of inclusion of such Company stockholder or their shares in this table.

(d)

Based solely on Schedule 13G filed with the SEC on February 6, 2025, Glazer Capital, LLC reported aggregate beneficial ownership and shared dispositive power of 3,862,756 shares of common stock, no sole voting or dispositive power of any shares of common stock, and shared voting power of 3,862,756 shares of common stock, in each case, as of January 30, 2025. We have not made any independent determination as to the beneﬁcial ownership of this Company stockholder and are not restricted in any determination we may make by reason of inclusion of such Company stockholder or their shares in this table.

(e)	Consists of (i) 17,742 shares of common stock held directly and (ii) 14,150 shares of Company restricted stock units ("Company RSUs") subject to vesting within 60 days of April 10, 2025.

(f)	Consists of (i) 38,344 shares of common stock held directly and (ii) 12,714 shares of Company RSUs subject to vesting within 60 days of April 10, 2025.

(g)	Consists of (i) 21,914 shares of common stock held directly and (ii) 14,630 shares of Company RSUs subject to vesting within 60 days of April 10, 2025.

(h)	Consists of (i) 53,313 shares of common stock held directly and (ii) 84,955 shares of Company RSUs subject to vesting within 60 days of April 10, 2025.

(i)	Consists of (i) 7,978 shares of common stock held directly and (ii) 120,571 shares of Company RSUs subject to vesting within 60 days of April 10, 2025.

(j)	Consists of (i) 53,641 shares of common stock held directly and (ii) 97,355 shares of Company RSUs subject to vesting within 60 days of April 10, 2025.

(k)	Consists of 27,107 shares of Company RSUs subject to vesting within 60 days of April 10, 2025.

(l)	Consists of (i) 697,622 shares of common stock held directly and (ii) 5,293 shares of Company RSUs subject to vesting within 60 days of April 10, 2025.

(m)	Includes Jeffrey Dominick (President) and Todd France (Chief Commercial Officer).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Person Transactions

The charter of the Audit Committee provides the Audit Committee with the authority to review and approve all related party transactions, as that term is defined in the applicable regulations of the SEC. Other than the matters set out below, the Company has not engaged in any related person transactions, as defined by Regulation S-K Item 404(a), since January 1, 2024, nor are there any related person transactions currently proposed. If any related person transactions arise, the Audit Committee has authority to review and approve such transactions as it deems appropriate.

The Company has been providing freighter aircraft, airline operations and services for cargo handling and logistical support for Amazon.com Services, LLC ("ASI"), successor to Amazon.com Services, Inc., a subsidiary of Amazon since September 2015. On March 8, 2016, the Company entered into an Air Transportation Services Agreement (the “ATSA”) with ASI, pursuant to which CAM leases Boeing 767 freighter aircraft to ASI. The ATSA also provides for the operation of aircraft by the Company’s airline subsidiaries, and the management of ground services by the Company’s subsidiary LGSTX Services, Inc. (“LGSTX”). As of December 31, 2024, the Company leased 30 Boeing 767 freighter aircraft to ASI with lease expirations between 2026 and 2031. Additionally, under the ATSA, the Company operated 21 Boeing 767 freighter aircraft provided by ASI as of December 31, 2024.

On December 22, 2018, the Company entered into an Amended and Restated Air Transportation Services Agreement (“A&R ATSA”) with ASI, pursuant to which the Company, through CAM and its airline subsidiaries, agreed to (1) lease and operate ten additional Boeing 767-300 aircraft for ASI under the A&R ATSA, (2) extend the term of the 12 Boeing 767-200 aircraft then leased to ASI by two years to 2023 with an option for three more years, (3) extend the term of the eight Boeing 767-300 aircraft currently leased to ASI by three years to 2026 and 2027 with an option for three more years, and (4) extend the ATSA by five years through March 2026, with an option to extend for an additional three years. The Company leased all 10 of the 767-300 aircraft in 2020. In conjunction with the commitment to lease 10 additional Boeing 767-300 aircraft, extend the duration of 20 existing Boeing 767 aircraft leases and the ATSA, Amazon and ATSG entered into the 2018 Investment Agreement. Pursuant to the 2018 Investment Agreement, ATSG issued to Amazon warrants for 14.8 million common shares of ATSG, all of which have vested. The warrants have an exercise price of $21.53 per share. On May 6, 2024, this group of warrants was modified to extend their expiration date from December 2025 to December of 2029 in conjunction with the 3rd A&R ATSA described below. On December 20, 2018, in conjunction with the Company expanding its commercial arrangements with Amazon, it entered into the 2018 Investment Agreement and an Amended and Restated Stockholders Agreement (the “Amended and Restated Stockholders Agreement”), which replaced the 2016 Stockholders Agreement.

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

On March 5, 2021, Amazon exercised warrants from the 2016 Investment Agreement for 865,548 shares of the Company’s common stock through a cashless exercise by forfeiting 480,047 warrants from the 2016 Investment Agreement as payment. Also on March 5, 2021, Amazon notified the Company of its intent to exercise warrants from the 2016 Investment agreement for 13,562,897 shares of the Company’s common stock by paying $132.0 million in cash to the Company and as permitted by the terms of the warrants, Amazon amended the beneficial ownership limitation from 4.999% to 19.999%. This exercise was contingent upon the approval of the United States Department of Transportation, the expiration or termination of any applicable waiting period pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and the effectiveness of the amendment to the beneficial ownership limitation. After receiving all required regulatory approvals and clearances and the effectiveness of the amendment to the beneficial ownership limitation, Amazon remitted the funds to the Company on May 7, 2021, and the Company issued the corresponding shares of common stock, completing the warrant exercise. No warrants issued under the 2016 Investment Agreement remain unexercised.

ATSG began certain repurchases of its own shares during October 2022 in conjunction with the expiration of certain government restrictions stemming from the Coronavirus Aid, Relief and Economic Security Act. Pursuant to the 2016 Investment Agreement, if ATSG repurchases its own common shares, Amazon has the option to sell shares of ATSG common stock to ATSG to maintain its ownership percentage of less than 19.9% of ATSG’s outstanding common shares. Pursuant to such terms, on August 14, 2023, Amazon sold 1,177,000 shares of ATSG common stock back to ATSG for cash of $22.9 million.

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

Also on May 6, 2024, ATSG and Amazon entered into that certain Amendment to 2016 Investment Agreement and Participation Notice and Acknowledgement (the “2016 Investment Agreement Amendment”), which further amended the 2016 Investment Agreement such that, if ATSG initiates a program to repurchase its common stock and, pursuant to Amazon’s corresponding right under the 2016 Investment Agreement, Amazon elects to sell shares of ATSG common stock to ATSG, the 2016 Investment Agreement Amendment provides that the sale price shall be the volume weighted average price of ATSG’s common stock (“VWAP”) for the 30 trading days preceding ATSG’s notice to Amazon of such repurchase program. Any such sale election by Amazon (which election creates an obligation for ATSG to purchase the shares of ATSG’s common stock designated by Amazon) is limited to the volume of ATSG common stock that would reduce Amazon’s beneficial ownership of ATSG common stock to 19.5% of the then issued and outstanding amount. On the same date, ATSG and Amazon entered into that certain 2018 Investment Agreement Amendment, which provides for (i) ATSG to issue to Amazon the 2024 Subsequent Warrant (as defined below) concurrent with the entry into the 3rd A&R ATSA, (ii) ATSG to issue to Amazon the Third Subsequent Warrant (as defined below) in the future, and (iii) additional modifications to the 2018 Investment Agreement, including those regarding updated representations by ATSG, the termination of the 2018 Investment Agreement and underlying warrants in the event a prohibitive legal order is entered, confidentiality, and a provision providing for the right of Amazon to sell shares of ATSG common stock to ATSG in the event that ATSG initiates a program to repurchase its common stock.

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

Additionally, on May 6, 2024, the expiration dates for the two existing vested warrants totaling 21.8 million shares (the warrants issued on December 20, 2018 for 14.8 million shares (the “Warrant-C”) and the warrants issued on May 29, 2020, for 7.0 million shares (the “2020 Subsequent Warrant”) issued pursuant to the 2018 Investment Agreement, were extended from December 2025 to December of 2029.

For all outstanding warrants vested, Amazon may select a cashless conversion option. If the per share price of ATSG common stock at the time of conversion is greater than the warrant exercise price and Amazon elects the cashless conversion option, Amazon would receive common shares equal to the full number of shares underlying the exercised warrant less the number of common shares having a market value equal to the aggregate exercise price. Unvested warrants will be impacted by the Merger, as described in Note P to the Company’s audited financial statements for the fiscal year ended December 31, 2024, included in the Original Filing.

On May 6, 2024, ATSG and Amazon entered into that certain Second Amended and Restated Stockholders Agreement (the “2nd A&R Stockholder Agreement”), which prohibits Amazon (including any person or entity whose beneficial ownership of the shares of ATSG common stock may be aggregated for purposes of Section 13(d) or Section 16 of the Securities Exchange Act of 1934, as amended, and any other applicable U.S. Securities and Exchange Commission regulations (collectively, the “Attribution Parties”) from acquiring shares of ATSG common stock (including through the exercise of warrants) to the extent such acquisition would result in Amazon and its Attribution Parties collectively holding more than 39.999% of the issued and outstanding shares of ATSG common stock (the “Ownership Limit”). Unexercised warrants and other convertible securities are excluded from the Ownership Limit determination. If Amazon exceeds the Ownership Limit due to no affirmative action by Amazon (including as a result of ATSG’s repurchases of its common stock), then Amazon shall not be in breach of the Ownership Limit. The Ownership Limit shall not apply to any acquisition proposal permitted to be made by Amazon under the 2nd A&R Stockholders Agreement or any change of control transaction. The Ownership Limit shall expire upon the earlier of the termination of the 2nd A&R Stockholders Agreement and the end of the period during which Amazon beneficially owns at least 10.0% of the shares of ATSG common stock (measured on a fully diluted basis). The 2nd Amended and Restated Stockholders Agreement also permits Amazon to appoint one director to the Board, subject to meeting customary eligibility requirements, once it holds at least 10% of ATSG’s outstanding common shares measured on a GAAP-diluted basis and thereafter to nominate one director to the slate of directors eligible for election at each annual stockholders’ meeting. The 2nd Amended and Restated Stockholders Agreement also: (i) subjects ATSG to certain negative covenants once Amazon actually holds at least 10% of the outstanding ATSG common shares measured on a GAAP-diluted basis; (ii) provides Amazon with certain information and registration rights; (iii) imposes certain restrictions on Amazon with respect to the transfer of warrants and warrant shares; (iv) subjects Amazon to certain standstill provisions; and (v) requires Amazon to vote its ATSG common shares in excess of 14.9% of the outstanding shares in accordance with the recommendations of the Board during the standstill period. Amazon has not exercised its right to appoint a director to the Board or to nominate a director for election at an annual meeting of stockholders of the Company.

The ATSA, the 2016 Investment Agreement, the 2018 Investment Agreement, the Stockholders Agreement, and the Amended and Restated Stockholders Agreement were entered into before Amazon became a related party of the Company, as defined by Regulation S-K Item 404(a). Accordingly, these agreements were considered and approved by the full Board, but were not separately approved by the Audit Committee under the Audit Committee’s charter. So long as Amazon and ASI remain related parties of the Company, all future agreements or commercial arrangements or modifications of existing agreements with those parties or any of their affiliates will be reviewed, considered and, subject to the Audit Committee’s discretion, approved, by the Audit Committee in addition to any separate approval required of the full Board.

For additional information relating to the Company’s transactions with Amazon, see Note C to the Company’s audited financial statements for the fiscal year ended December 31, 2024, included in the Original Filing.

Director Independence

The Board has determined that each of the directors serving immediately prior to the Merger was independent within the meaning of the independence standards under Nasdaq rules and the Certificate of Incorporation, as currently in effect, except for Michael L. Berger and Joseph C. Hete, each by virtue of his employment as an executive officer of ATSG.

J. Christopher Teets is a Partner of Red Mountain Capital Partners, LLC (“Red Mountain”). In considering his independence, the Board considered the fact that Red Mountain was, prior to the Merger, the beneficial owner of 58,594 shares of the Company (based solely on a Form 13F filed by Red Mountain with the SEC on November 13, 2020), and concluded that his relationship with Red Mountain does not impact his independence as a director of the Company. As in prior years, the Board took into account that the Company and Red Mountain were parties to a confidentiality and standstill agreement that remained in effect during Mr. Teets’ tenure as a director of the Company. The agreement imposes confidentiality obligations on Red Mountain and restrictions on its ability to: (i) acquire or agree to acquire, directly or indirectly, more than 17.49% of the issued and outstanding common stock of the Company or any assets of the Company or a subsidiary or division thereof; (ii) make, or in any way participate, directly or indirectly, in any “solicitation” of “proxies” to vote, as such terms are used in the rules of the SEC, or seek to advise or influence any person with respect to the voting of any securities of the Company; (iii) nominate or seek to nominate, directly or indirectly, any person to the Board; (iv) make any public announcement with respect to, or submit a proposal for, or offer of, any extraordinary transaction involving the Company or any of its securities or assets; (v) form, join or in any way participate in a “group” as defined in Section 13(d)(3) of the Securities Exchange Act of 1934 (the “Exchange Act”) in connection with any of the foregoing; (vi) otherwise act or seek to control or influence the Board or the management or policies of the Company; (vii) take any action that could reasonably be expected to require the Company to make a public announcement regarding the possibility of any of the events described in (i) through (v) above; or (viii) request for the Company, directly or indirectly, to amend or waive any of the foregoing provisions. In addition, the agreement provides that, for so long as the standstill provisions are in effect and Red Mountain were to beneficially own, directly or indirectly, in excess of 14.9% of the issued and outstanding common stock of the Company, Red Mountain will, except with the prior written consent of the Company or the Board, cause such shares of common stock representing the portion of Red Mountain's beneficial ownership in excess of 14.9% to be voted in accordance with the Board's publicly stated recommendations for voting on such matters.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Fees of the Independent Registered Public Accounting Firm

The aggregate fees billed to the Company for professional services by Deloitte & Touche LLP (PCAOB ID No. 34, Cincinnati, Ohio), the Company’s independent registered public accounting firm in 2024 and 2023 are as follows:

	Year Ended December 31
	2024	2023
Audit Fees	$1,794,500	$1,681,525
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	2,032	2,032
Total	$1,796,532	$1,683,557

Audit Fees

These are the aggregate fees billed for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2024 and December 31, 2023, the effectiveness of the Company’s internal controls as of December 31, 2024 and December 31, 2023, and for the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q and services rendered in connection with statutory audits, filing of registration statements, and the provision of comfort letters.

Audit-Related Fees

There were no fees billed for audited-related services for the fiscal years ended December 31, 2024 or December 31, 2023.

Tax Fees

There were no fees billed for tax services for the fiscal years ended December 31, 2024 or December 31, 2023.

All Other Fees

These fees were billed for access to a proprietary accounting and research software tool for each of the fiscal years ended December 31, 2024 and December 31, 2023.

Auditor Independence

The Audit Committee preapproves audit and permissible non-audit services provided by the independent registered public accounting ﬁrm in accordance with the Audit Committee charter. These services may include audit services, audit-related services, tax services, and other services. Necessary approvals required between Audit Committee meetings may be delegated by the Committee to one or more of its members, but the decision must be presented to the full Committee at the next regularly scheduled meeting. All non-audit fees described above were preapproved by the Audit Committee. In considering the nature of the services provided by Deloitte, the Audit Committee determined that such services are compatible with the provision of independent audit services. The Audit Committee discussed these services with Deloitte and the Company's management and determined that they are permitted under the rules and regulations concerning auditor independence promulgated by the SEC to implement the Sarbanes-Oxley Act of 2002, as well as the American Institute of Certified Public Accountants.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

EXHIBIT INDEX

The following exhibits are filed with or incorporated by reference into this Amendment and supplement the exhibits filed with the Original Filing.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Air Transport Services Group Inc., dated April 11, 2025 (incorporated by reference to Exhibit 3.1 to the Current Report on 8-K filed on April 11, 2025).

3.2	Second Amended and Restated Bylaws of Air Transport Services Group, Inc., dated April 11, 2025 (incorporated by reference to Exhibit 3.2 to the Current Report on 8-K filed on April 11, 2025).

4.1	First Supplemental 2029 Notes Indenture, dated as of April 11, 2025, to the 2029 Notes Indenture, dated August 14, 2023, by and between Air Transport Services Group, Inc. and U.S. Bank Trust Company, National Association (incorporated by reference to Exhibit 4.1 to the Current Report on 8-K filed on April 11, 2025).

31.3	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.4	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained within Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Air Transport Services Group, Inc.

Signature	Title	Date
/S/ MICHAEL L. BERGER	Chief Executive Officer	April 21, 2025
Michael L. Berger